Form 10QSB
period 1996-03-31
MUSIC TONES LTD
filed 1996-06-06
CIK 1011854

                    U.S. Securities And Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996


 [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE  SECURITIES
               EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

            Commission file number 0-28154

                              Music Tones Ltd.
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

            Colorado                                         84-1337504
 --------------------------------                         ------------------
  (State or other jurisdiction                             (IRS Employer
 of incorporation or organization)                        Identification No.)

               12146 East Amherst Circle, Aurora, Colorado  80014
               --------------------------------------------------
                    (Address of principal executive offices)

                                (303) 695-9554
                           --------------------------
                           (Issuer's telephone number)

                                Not applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X
    -----    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.   Yes _____  No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 36,000,000 shares of Common Stock, $.0001 par value per share, outstanding as of June 3, 1996.

    Transitional Small Business Disclosure Format (check one);
Yes        No  X
    -----     ---

                                MUSIC TONES LTD.

                                     INDEX

                                                                                                  PAGE NO.
                                                                                                  --------
PART I--FINANCIAL INFORMATION
Item 1.      Financial Statements

             Independent Auditor's Report  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              1

             Balance Sheet - March 31, 1996.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              2

             Statement of Operations - For the Three Months
                  Ended March 31, 1996  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              3

             Statement of Stockholders' Equity - For the
                  Period from October 26, 1987 (Inception)
                  through March 31, 1996   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              4

             Statement of Cash Flows - For the Three Months
                  Ended March 31, 1996  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              5

             Notes to Financial Statements .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              6

Item 2.      Management's Discussion and Analysis or
                  Plan of Operation  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              7

PART II--OTHER INFORMATION  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             8-9


                            JANET LOSS, C.P.A., P.C.
                      9101 EAST KENYON AVENUE, SUITE 2000
                             DENVER, COLORADO 80237
                                 (303) 220-0227



Board of Directors
Music Tones Ltd.
Aurora, Colorado 80014

I have audited the accompanying balance sheet of Music Tones Ltd. (a development stage enterprise) as of March 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted accounting standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based upon my examination, the financial statements referred to above present fairly, in all material respects, the financial position of Music Tones Ltd. as of March 31, 1996, in conformity with generally accepted accounting principles.



/s/ JANET LOSS
- ------------------------
Janet Loss, C.P.A., P.C.

May 15, 1996

                               MUSIC TONES LTD.

                       (A Development Stage Enterprise)

                                BALANCE SHEET

                                March 31, 1996


                                    ASSETS


CURRENT ASSETS:
     Cash in checking                                $   5,400
     Notes Receivable  (Note IV)                     $   5,000
                                                     ---------

TOTAL CURRENT ASSETS                                              $  10,400

OTHER ASSETS
     Organization Costs,
          net of amortization                                             0
                                                                  ---------

          TOTAL ASSETS                                            $  10,400
                                                                  =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                             $   4,453

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred Stock, $.01 par value,
     10,000,000 shares authorized, no
     shares issued and outstanding                         -

     Common Stock, $.0001 par value,
     100,000,000 shares authorized
     36,000,000 shares issued and
     outstanding                                         3,600

     Additional paid-in-capital                         12,000

     (Deficit) accumulated during the
     development stage                                  (9,653)
                                                     ---------

     TOTAL STOCKHOLDERS' EQUITY                                       5,947
                                                                  ---------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                    $  10,400
                                                                  =========

The accompanying notes are an integral part of the financial statements.

                               MUSIC TONES LTD.

                       (A Development Stage Enterprise)

                           STATEMENT OF OPERATIONS

                  For the Three Months Ended March 31, 1996





INCOME FROM OPERATIONS                                         $       -
                                                               ---------

OPERATING EXPENSES:

     Audit Fees                                                      600
     Filing Fees                                                     200
     Legal Fees                                                    8,000
     Office Expenses                                                 178
                                                               ---------
     TOTAL OPERATING EXPENSES                                      8,978
                                                               ---------

NET (LOSS)                                                     $  (8,978)
                                                               =========

NET (LOSS) PER SHARE                                           $     N/A
                                                               =========

The accompanying notes are an integral part of the financial statements.

                               MUSIC TONES LTD.

                       (A Development Stage Enterprise)

                      STATEMENT OF STOCKHOLDERS' EQUITY

          From (Inception) October 26, 1987, through March 31, 1996



                                                                        Additional      Deficit Accumulated         Total
                             Common Stock         Common Stock            Paid-In            during the         Stockholders'
                           Number of Shares          Amount               Capital         Development Stage        Equity
                           ----------------     ----------------     ----------------     -----------------    ----------------
Balance
October 26, 1987                         --     $             --     $             --     $              --    $             --

March 18, 1990,
600 shares issued,
for services
rendered; no par
value                                   600                   --                   --                    --                  --


March 22, 1992,
1,600 shares issued
for consulting
services, no par
value                                 1,600                   --                   --                    --                  --

December 31, 1992,
Amortization of
organization costs                       --                   --                   --                   (75)                (75)

March 21, 1993,
800 shares issued for
services rendered, no
par value                               800                   --                   --                    --                  --

March 20, 1996,
15,000 shares issued
for cash and notes,
no par value                         15,000               15,000                   --                    --              15,000

Stock split,
2000 to 1 for common
stock, $.0001 par
value                            35,982,000              (11,400)              12,000                   (600)                --

Net (loss) for the
Three Months Ended
March 31, 1996                           --                   --                   --                 (8,978)            (8,978)
                           ----------------------------------------------------------------------------------------------------

Balance,
March 31, 1996                   36,000,000     $          3,600     $         12,000     $           (9,653)  $          5,947
                           ====================================================================================================

The accompanying notes are an integral part of these financial statements.

                               MUSIC TONES LTD.

                       (A Development Stage Enterprise)

                           STATEMENT OF CASH FLOWS
                           -----------------------

                  For the Three Months Ended March 31, 1996



Cash Flows From Operating Activities:

   Net  (loss)                                                        $  (8,978)
   Decrease in Organization Costs                                           (75)
   Increase in Payables, Stockholder                                      4,453
                                                                      ---------

   Net cash used by Operating Activities                                 (4,600
                                                                      ---------


Cash Flows From Financing Activities:
- ------------------------------------

   Proceeds from issuance of stock                                       15,000
   Increase in Notes Receivable                                          (5,000)

   Net cash provided by Financing Activities                             10,000
                                                                      ---------


NET INCREASE IN CASH                                                  $  5,400

CASH, BEGINNING OF THE PERIOD                                                0
                                                                      --------

CASH, END OF THE PERIOD                                               $  5,400
                                                                      ========

















The accompanying notes are an integral part of the financial statements.

                                MUSIC TONES LTD.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE I - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Music Tones Ltd., a Colorado Corporation, was incorporated October 26, 1987, and since its inception, the Company has been in the development state. The original name of the corporation was The Trader's Edge Ltd.; the name change occurred March 20, 1996.

    Year End

    The Company has elected a calendar year-end.

    Accounting Method

    The company records income and expenses on the accrual method.

    Organization Costs

    Costs incurred in organizing the Company are being amortized over a sixty-month period.

NOTE II - CAPITAL STOCK

On March 20, 1996, the corporation issued a 2,000 to 1 forward stock split for common stock. Thus, the total common stock authorized changed from 50,000 to 100,000,000; and from no par value to $.0001 par value.

NOTE III - RELATED PARTIES

The Company has issued 3,000 shares of stock for services rendered from March 18, 1990 to March 21, 1993.

NOTE IV - NOTES RECEIVABLE

On March 20, 1996, 15,000 shares of stock was issued in consideration of $10,000 cash and two non-interest bearing promissory notes, each in the principal amount of $2,500. These notes were paid on May 13, 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

    Since its inception, Music Tones Ltd. (hereinafter referred to as the "Company"), which is now known as "Music Tones Ltd.," has conducted no business operations except for organizational activities. As of March 31, 1996, the Company had no item of revenue and operating expenses for legal, audit and filing fees and office expenses aggregating $8,978. Accordingly, the Company realized a net loss from operations in the amount of $(8,978) for the quarter ended March 31, 1996. The Company proposes to engage in business as a talent or booking agency for musical artists and groups, various types of comedy acts and other artists and performers whose performances are targeted, primarily, to the young adult under 25 years of age. Management expects that the Company will initially obtain contracts with performing artists or groups through the concert promotion and production activities of 2 B Announced Presents and the contacts with musicians, musical groups, agents, directors, producers and others which Mr. Daniel C. Steinberg, the Company's President, has developed as a concert promoter and producer since 1989. If the Company is unable to generate sufficient revenue from operations, management intends to explore all available alternatives for debt and/or equity financing including but not limited to private and public securities offerings.

Financial Condition, Capital Resources and Liquidity

    At March 31, 1996, the Company had assets totaling $10,400 and $4,453 in liabilities. Since the Company's inception, it has received $10,000 in cash contributed as consideration for the issuance of shares of common stock, $.0001 par value per share (hereinafter referred to as the "Common Stock"), and an additional $5,000 from the payment by two Company shareholders on May 8 and May 13, 1996, respectively, of non-interest bearing promissory notes in the aggregate principal amount of $5,000 collateralized by 15,000,000 shares of the Company's Common Stock, after giving effect to the 2,000:1 forward split in the Company's Common Stock effective March 28, 1996, owned by each shareholder.

    Management expects, without assurance, that the Company will be able to satisfy its cash requirements for a period of six months to one year from the date hereof because it is engaged in a service business operated, at present, on a limited scale from the home of its President and at minimal expense.
While Company management believes that the Company will require an infusion of capital upon the expiration of the next six to twelve months approximately, the Company may be required to raise additional funding at an earlier time, i.e., in the next six months to one year, depending upon its success in obtaining, and realizing revenues from, management contracts with musical artists or groups, comedy acts or other artists or performers and because the Company may incur significant unanticipated expenditures which deplete its capital at a more rapid rate. Nevertheless, for the foreseeable future over the period of six months to one year from the date hereof, management anticipates that the Company will only be able to implement its business plan on a limited scale and, accordingly, the Company is not expected to achieve a level of revenues or profits from operations which would eliminate the need for additional capital after the expiration of such period.

    The Company has no potential capital resources.

                           PART II--OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

    The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatified judgments against the Company.


ITEM 2.      CHANGES IN SECURITIES.

    (a) No instruments defining the rights of shareholders of the Company's Common Stock have been modified.

    (b) No rights evidenced by the Company's Common Stock have been limited or qualified by the issuance or modification of any other class of securities.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

    The Company has no indebtedness as of the date of this report.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the Company's shareholders, by means of the solicitation of proxies or otherwise, during the quarter ended March 31, 1996, covered by this report.


ITEM 5.      OTHER INFORMATION.

    There is no information with respect to which information is not otherwise called for by this form.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

    (a)      Index to Exhibits.

                                                                                   Exhibit Number As
                                                                              Listed in Document Incor-
 Exhibit No.                       Description                                  porated by Reference
- -------------        ----------------------------------------------           -------------------------
  Ex-3(i)*           Articles of Incorporation of The Trader's Edge                       2.1
                     Ltd. filed October 28, 1987.

  Ex-3(ii)           Bylaws of The Trader's Edge Ltd.                                     2.4

  Ex-3(iii)          Articles of Amendment to the Articles of                             2.2
                     Incorporation of The Trader's Edge Ltd.
                     filed March 28, 1996.

  Ex-3(iv)           Amended and Restated Articles of Incor-                              2.3
                     poration of Music Tones Ltd. filed April
                     2, 1996.

  Ex-27              Financial Data Schedule
- ------------------

         *Incorporated herein by reference to the Amendment No. 1 to the Form 10-SB Registration Statement of Music Tones Ltd. filed May 10, 1996, a confirming copy of which was filed on the Commission's Edgar System on May 28, 1996.

         (b)      Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 1996, for which this report is filed.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MUSIC TONES LTD.  (Registrant)



Dated: June 4, 1996                     By: /s/DANIEL C. STEINBERG
                                            ---------------------------------
                                            Daniel C. Steinberg, President

                                 EXHIBIT INDEX

Exhibit
Number                        Exhibit Description                     Page
- -------                       -------------------                     ----
Ex-27                       Financial Data Schedule
