Form 10QSB
period 1996-06-30
MUSIC TONES LTD
filed 1996-12-20
CIK 1011854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1996


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period From to

                               Commission File No.
                                     0-28154


                                MUSIC TONES LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      Colorado                                       84-1337504
 -----------------------                    -------------------------------
(State or other juris-                     (IRS Employer Identification No.)
diction of incorporation
or organization)
                            12146 East Amherst Circle
                             Aurora, Colorado 80014
                     --------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: (303) 695-9554.

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

YES  [ ]        NO   [X]


As of December 12, 1996, Registrant had 36,000,000 shares of its $0.0001 par value common stock outstanding.

MUSIC TONES LTD.
Form 10-QSB Quarterly Report

Table of Contents
-----------------
Part I - Financial Statements

         Item 1 - Financial Statements

         Balance Sheets
         as of June 30, 1996 and December 31, 1995.............................1

         Statements of Operations for the three and six months ended June 30, 1996 and 1995 and from October 26, 1987 (Inception)
         through June 30, 1996.................................................2

         Statements of Cash Flows for the six months ended June 30, 1996 and 1995 and from October 26, 1987 (Inception)
         through June 30, 1996.................................................3

         Notes to Financial Statements.........................................4

         Item 2 - Management's Discussion and Analysis or
         Plan of Operation.....................................................5

Part II - Other Information

         Item 1            Legal Proceedings                               None
         Item 2            Change in Securities                            None
         Item 3            Default Upon Senior Securities                  None
         Item 4            Submission of Matters to a Vote
                           of Security Holders                             None
         Item 5            Other Information                               None
         Item 6            Exhibits and Reports on Form 8-K
                           (a) Exhibits                                    None
                           (b) Reports on Form 8-K                         None



                                                          MUSIC TONES LTD.
                                                  (A Development Stage Enterprise)


                                                           Balance Sheets


                                                                              June 30,    December 31,
                                                                                1996         1995
                                                                              ---------   -----------

ASSETS

CURRENT ASSETS:
         Cash in Checking .................................................   $  1,451    $      0
                                                                              --------    --------

         TOTAL ASSETS .....................................................   $  1,451    $      0
                                                                              ========    ========


                                                LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES ...............................................................   $      0    $      0
                                                                              --------    --------

STOCKHOLDERS' EQUITY (DEFICIT):

         Preferred Stock, $.01 par value,
         10,000,000 shares authorized,
         no shares issued and outstanding .................................       --          --


         Common Stock, $.0001 par value,
         100,000,000 shares authorized,
         36,000,000 shares issued and
         outstanding ......................................................      3,600         675

         Additional paid-in capital .......................................     12,000        --

         (Deficit) accumulated during
         the development stage ............................................    (14,149)       (675)
                                                                              --------    --------

         TOTAL STOCKHOLDERS' EQUITY .......................................      1,451           0
                                                                              --------    --------

TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY .............................................   $  1,451    $      0
                                                                              ========    ========








The accompanying notes are an integral part of the financial statements.



                                                          MUSIC TONES LTD.
                                                  (A Development Stage Enterprise)



                                                      Statements of Operations

                                                                                              For the Period
                                       For the Three Months Ended  For the Six Months Ended   October 26, 1987
                                          June 30,     June 30,       June 30,    June 30,    (Inception) thru
                                            1996         1995           1996         1995       June 30, 1996
                                          --------     --------       --------     --------    ---------------

INCOME FROM OPERATIONS                    $      0     $      0       $      0     $      0       $       0
                                          --------     --------       --------     --------       ---------

OPERATING EXPENSES:

         Audit fees ..................           0            0            600            0             600
         Filing fees .................           0            0            200            0             200

         Legal fees ..................       4,000            0         12,000            0          12,000
         Office expense ..............         496            0            674            0           1,349
                                          --------     --------       --------     --------       ---------
         TOTAL OPERATING
                  EXPENSES ...........       4,496            0         13,474            0          14,149
                                          --------     --------       --------     --------       ---------
NET (LOSS) ...........................    $ (4,496)    $      0       $(13,474)    $      0         (14,149)
                                          =========    ========       ========     ========       =========
NET (LOSS) PER SHARE .................    $     N/A    $    N/A       $    N/A     $    N/A       $     N/A
                                          =========    ========       ========     ========       =========






















The accompanying notes are an integral part of the financial statements.



                                                          MUSIC TONES LTD.
                                                  (A Development Stage Enterprise)


                                                      Statements of Cash Flows
                                                                                                                   For the Period
                                                                                                                   October 26, 1987
                                                                 For the Six Months         For the Six Months     (Inception) thru
                                                                Ended June 30, 1996        Ended June 30, 1995        June 30, 1996
                                                                -------------------        -------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (loss) ...............................................   $(13,474)                   $      0              $(14,149)

         Decrease in Organization Costs ...........................   $    (75)                   $      0                     0
                                                                      --------                    --------              --------


NET CASH USED BY
OPERATING ACTIVITIES ..............................................   $(13,549)                   $      0               (14,149)
                                                                      --------                    --------              --------

CASH FLOES FROM FINANCING ACTIVITIES:

         Proceeds from
         issuance of stock ........................................   $ 15,000                    $      0                15,600
                                                                      --------                    --------              --------

NET INCREASE IN CASH ..............................................   $  1,451                    $      0                 1,451

CASH,
BEGINNING OF THE PERIOD ...........................................   $      0                    $      0                     0
                                                                      --------                    --------              --------

CASH,
END OF THE PERIOD .................................................   $  1,451                    $      0                 1,451
                                                                      ========                    ========              ========
















The accompanying notes are an integral part of the financial statements.

                                MUSIC TONES LTD.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


NOTE I - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Music Tones Ltd., a Colorado Corporation, was incorporated October 26, 1987, and since its inception, the Company has been in the development stage. The original name of the corporation was The Trader's Edge Ltd.; the name change occurred March 20, 1996.

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

NOTE III - RELATED PARTIES
The Company has issued 3,000 shares of stock for services rendered from March 18, 1990 to March 21, 1993.

NOTE IV - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                MUSIC TONES LTD.
                        (A Development Stage Enterprise)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources
During the first six months of 1996, the Company's working capital decreased by $13,474.

Results of Operations
The results of operation for the six months ended June 30, 1996 and 1995 reflect the inactivity of the Company. The Company has no revenues since it is in the development stage.

Operating expenses primarily represent legal and accounting fees associated with the cost of filings with the Securities and Exchange Commission.

The Company is seeking additional financing.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  December 18, 1996          /s/ Daniel C. Steinberg
                                   --------------------------------