Form 10QSB
period 1996-09-30
MUSIC TONES LTD
filed 1996-12-20
CIK 1011854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1996


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

         Item 1 - Financial Statements

         Balance Sheets
         as of September 30, 1996 and December 31, 1995........................1

         Statements of Operations for the three and nine months ended September 30, 1996 and 1995 and from October 26, 1987 (Inception) through
         September 30, 1996....................................................2

         Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 and from October 26, 1987 (Inception) through September 30,
         1996..................................................................3

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



                                                          MUSIC TONES LTD.
                                                  (A Development Stage Enterprise)


                                                           Balance Sheets


                                                                           September 30,    December 31,
                                                                               1996            1995
                                                                           ------------     -----------

ASSETS

CURRENT ASSETS:
         Cash in Checking .................................................   $  1,036      $      0
                                                                              --------      --------

         TOTAL ASSETS .....................................................   $  1,036      $      0
                                                                              ========      ========


                                                LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES ...............................................................   $      0      $      0
                                                                              --------      --------

STOCKHOLDERS' EQUITY (DEFICIT):

         Preferred Stock, $.01 par value,
         10,000,000 shares authorized,
         no shares issued and outstanding .................................       --            --

         Common Stock, $.0001 par value,
         100,000,000 shares authorized,
         36,000,000 shares issued and
         outstanding ......................................................      3,600           675

         Additional paid-in capital .......................................     12,000          --

         (Deficit) accumulated during
         the development stage ............................................    (14,564)         (675)
                                                                              --------      --------

         TOTAL STOCKHOLDERS' EQUITY .......................................      1,036           0
                                                                              --------      --------

TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY .............................................   $  1,036      $      0
                                                                              ========      ========








The accompanying notes are an integral part of the financial statements.



                                                          MUSIC TONES LTD.
                                                  (A Development Stage Enterprise)



                                                      Statements of Operations

                                                                                              For the Period
                                       For the Three Months Ended For the Nine Months Ended   October 26, 1987
                                          Sept 30,     Sept 30,       Sept 30,    Sept 30,    (Inception) thru
                                            1996         1995           1996         1995       Sept 30, 1996
                                          --------     --------       --------     --------    ---------------

INCOME FROM OPERATIONS                    $      0     $      0       $      0     $      0       $       0
                                          --------     --------       --------     --------       ---------

OPERATING EXPENSES:

         Audit fees ..................           0            0            600            0             600
         Filing fees .................           0            0            200            0             875

         Legal fees ..................         400            0         12,400            0          12,400
         Office expense ..............          15            0            689            0             689
                                          --------     --------       --------     --------       ---------
         TOTAL OPERATING
                  EXPENSES ...........         415            0         13,889            0          14,564
                                          --------     --------       --------     --------       ---------
NET (LOSS) ...........................    $   (415)    $      0       $(13,889)    $      0         (14,564)
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



                                                          MUSIC TONES LTD.
                                                  (A Development Stage Enterprise)


                                                      Statements of Cash Flows
                                                                                                                   For the Period
                                                                                                                   October 26, 1987
                                                                For the Nine Months        For the Nine Months     (Inception) thru
                                                                Ended Sept 30, 1996        Ended Sept 30, 1995        Sept 30, 1996
                                                                -------------------        -------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (loss) ...............................................   $(13,889)                   $      0              $(14,564)

         Decrease in Organization Costs ...........................   $    (75)                   $      0                     0
                                                                      --------                    --------              --------


NET CASH USED BY
OPERATING ACTIVITIES ..............................................   $(13,964)                   $      0               (14,564)
                                                                      --------                    --------              --------

CASH FLOES FROM FINANCING ACTIVITIES:

         Proceeds from
         issuance of stock ........................................   $ 15,000                    $      0                15,600
                                                                      --------                    --------              --------

NET INCREASE IN CASH ..............................................   $  1,036                    $      0                 1,036

CASH,
BEGINNING OF THE PERIOD ...........................................   $      0                    $      0                     0
                                                                      --------                    --------              --------

CASH,
END OF THE PERIOD .................................................   $  1,036                    $      0                 1,036
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

                                MUSIC TONES LTD.
                        (A Development Stage Enterprise)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources
During the first nine months of 1996, the Company's working capital decreased by $13,889.

Results of Operations
The results of operation for the nine months ended September 30, 1996 and 1995 reflect the inactivity of the Company. The Company has no revenues since it is in the development stage.

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