Form 10KSB
period 1996-12-31
MUSIC TONES LTD
filed 1997-04-15
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended: December 31, 1996

                      Commission file number: 0-28154

                       SIMPLEX MEDICAL SYSTEMS, INC.
                       (Formerly "Music Tones Ltd.")
               (Name of small business issuer in its Charter)

           Colorado                                        84-1337504
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

            430 Ansin Boulevard, Suite G, Hallandale, Florida 33009 (Address of principal executive offices, including zip code)

                              (954) 455-0110
                        (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.     Yes [X]
No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $ -0-.

As of April 11, 1997, 7,500,000 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $14,995,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Simplex Medical Systems, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 26, 1987, under the name The Trader's Edge Ltd. On March 28, 1996, the name was changed to Music Tones Ltd. The Company was generally inactive through December 31, 1996. On March 28, 1997, the Company's shareholders approved a proposal to change the Company's name to Simplex Medical Systems, Inc.

     In April 1996, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB, wherein it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "34 Act"). As a result, the Company became a fully reporting company under the 34 Act.

     On March 5, 1997, the Company completed a reverse acquisition of 100% of the outstanding common stock of Simplex Medical Systems, Inc., a Florida corporation ("Simplex-Florida") in exchange for 3,453,000 shares of the Company's Common Stock which resulted in the shareholders of Simplex-Florida acquiring approximately 46.04% of the shares outstanding in the Company. In connection with the closing of this transaction, several shareholders submitted for cancellation a total of 31,953,000 shares of common stock. As a result, after the acquisition of Simplex-Florida there are a total of 7,500,000 shares outstanding.

     Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its wholly-owned subsidiary, Simplex-Florida, and its wholly-owned subsidiary Analyte Diagnostics, Inc. ("ADI"). Simplex-Florida was incorporated in Florida in September 1995, and ADI was incorporated in Florida on June 6, 1995.

DESCRIPTION OF BUSINESS

     GENERAL

     Simplex-Florida, through ADI, is engaged in the development, acquisition, manufacturing and marketing of medical diagnostic products for point-of-care testing. Simplex-Florida offers a diagnostic test for HIV which screens saliva instead of blood or urine, and has been approved for professional use as a point-of-care screening test in Brazil.

     The Company has, through internal development, assignment, acquisition, and a series of joint development agreements, certain rights to technology for non-invasive diagnostic products, specifically products for detection of HIV antibodies in saliva, and for the testing of diabetics to monitor their daily dietary and insulin requirements. The non-invasive collection and analysis of biological fluids, specifically, the devices for collection of saliva and biological fluids extracted through the skin of a sample donor, are expected to replace many of the present test regimes for diagnostics products that are currently in use. Each of these technologies for the non-invasive sample collection devices were being jointly developed through a formal contractual relationship between the Company's subsidiary, ADI and Technical Chemical & Products, Inc. ("TCPI"), of Pompano Beach, Florida. The Company and TCPI were to share equally in the profits resulting from their joint development efforts, however, this relationship terminated in December 1995. The agreement with TCPI provides that the Company has the right to independently exploit the two joint inventions with TCPI and the patent rights, and the right to license under the background patents of TCPI, on reasonable terms, to the extent necessary to exploit the jointly developed products.

     THE COMPANY'S PRODUCTS

     The Company, by virtue of its employment, assignment and license agreements with key personnel, through ADI, its wholly-owned subsidiary, and through agreements with otherwise unaffiliated companies, presently owns and/or has rights to technology (pending patent applications ) in the products and markets of principal interest to the Company. Two of the listed products - the saliva collection and glucose test - are assets of the Company's subsidiary, ADI. The balance of the products are either proprietary to the Company or result from joint development and marketing relationships.

     Public Health officials, including specifically the agencies that are responsible for testing defined populations in prisons, military and registered prostitutes, have become increasingly concerned with the need for a rapid and accurate diagnostic test for detection of infectious disease, including specifically HIV, hepatitis and the like. The prospective customers of the Company's saliva collector and diagnostic products require that such diagnostic products be relatively simple to use, and capable of use outside the laboratory (on-site diagnostic testing). In relatively undeveloped countries the on-site testing is of paramount importance to acceptance of such tests.

     Because the Company's initial marketing and sales efforts are directed outside the United States, FDA approval of certain of the Company's products may not be as restrictive compared to domestic requirements. The customers of the Company's products generally favor products that are manufactured in facilities which are subject to FDA regulation (FDA registered establishment) and thus the Company has had its facilities registered.

     A. THE SALIVA COLLECTION DEVICE, was designed for the collection, recovery, dispensing and on the spot testing of a fluid sample, including vital biological fluids such as saliva. Other aspects of the technology include an optical window integrated with the device to provide analysis of the sample within the device.

     The device consists of a recovery container in the shape of a small plastic test tube which embodies a tubular member having an open end and closed end and includes an absorbent element comprised of a polymer foam to absorb a fluid sample in sufficient quantity to permit analysis and testing without elaborate sample preparation or laboratory equipment. In certain designs, by applying a pressure to the flexible tube the fluid can be squeezed into a reservoir which can then be collected for analysis. The volume of saliva collected by the absorbent element is a function of both the size of the element and the time the element is in contact with the donor. The test kit for this technology includes an analyte sensitive element and one sample collection device along with instructions for performance of an analysis of the collected fluid sample.

     The Company's saliva sample collector is to be used in place of the more traditional, and intrusive, sample collection methodologies (e.g. drawing blood by venous puncture or finger stick) to obtain a biological fluid sample, which, in most instances, is comparable, or preferable, to biological fluids such as blood, urine or fecal matter, for constituent analysis. The market for the Company's fluid sample collector is not restricted by international boundaries and, depending upon the diagnostic test used in conjunction therewith, will be made available to any business or individual having a need to collect a fluid sample by untrained personnel and without the need or assistance of elaborate and intrusive equipment.

     In clinical tests, it has proven both safe and effective for the collection of a clinically acceptable sample of saliva from a donor's mouth; and the recovery thereof for constituent analysis. Because of the metabolic constituents of saliva, the sample collector can be used with a number of diagnostic tests, including analysis for antibodies indicative of disease states (HIV, hepatitis, measles and mumps) and, for drugs of abuse.

     The fluid collection device to be manufactured and distributed by the Company is also suitable for use with any one of a variety of screening tests for on-site determination of the presence of pollutants in drinking water, waste streams and in environmentally sensitive habitats.

     The Brazilian Ministry of Health has recently approved the importation and professional use of the Company's saliva test in Brazil.

     During March 1997, the Company signed a Memorandum of Understanding with Sun Biomedical Laboratories, Inc. ("Sun") to collaborate on the development of a new saliva-based diagnostic test for mumps, rubella and pertussis (whooping cough). Sun is a bio-tech product development and manufacturing company located in Cherry Hill, New Jersey.

     B. THE NON-INVASIVE GLUCOSE TEST is a formulation and method for the analysis of interstitial fluids to determine the presence and/or concentration
of an analyte of interest such as glucose.   The test kit comprises one or
more reagents for the extraction and collection of the fluid, a collection device and an analyte sensitive element integrated with the collection device that is responsive to and capable of identifying the analyte contained in the extracted fluid. This product configuration is clearly in the research and development stage as no final commercial embodiment has been created. Nor can the Company determine with certainty if it infringes upon patents and other claims inasmuch as this is an area of active development by a number of competing companies. Neither the Company nor ADI have a patent pending for this technology.

     The technology of the invention consists of a formulation comprising a multi-phasic fluid composition. The device initially obtains a biological fluid sample by extraction of intercellular, i.e. interstitial fluid through the skin and thereafter channels such fluid along a pathway within the device so as to make it available for analysis by contact with an analyte sensitive medium. The analyte sensitive element will typically contain a test strip that is sensitive to the presence of the analyte sought to be identified. Upon interaction of the fluid and the chemical within the test strip a physical and demonstrative change occurs in the test strip, which is indicative of the presence or absence of the chemical sought to be identified.

     C. BIOVEN ANTI-INFLAMMATORY/ANTI-ARTHRITIC TREATMENT is a powerful and safe treatment for the symptomatic treatment of Rheumatoid Arthritis ("RA"). The Company's principal scientist developed BIOVEN after fifteen years of extensive research in the field of immunology. BIOVEN has undergone significant clinical trials in several foreign countries and has gained approval for administration in Hong Kong and Nicaragua, but not in the United States.

     BIOVEN is a result of years of experimentation, evaluation and historical study in the field of peptide use. The product is currently administered as an injectable solution made under the strict guidelines of the FDA. The BIOVEN mode of action is believed to function by reversing the body's chemical/ immunological imbalances that are present in RA. Hospital studies and laboratory data have confirmed that in the typical case where the RA test is positive, the treatment with BIOVEN returns test results to normal. The immunoglobulin fractions of patients' blood with RA that are abnormal are returned to baseline normal levels after treatment with BIOVEN. The biological results are quantifiable. After treatment with BIOVEN, the joint inflammation is reduced, the joint pain is removed and a general feeling of well-being is reported by most patients. Patients who have previously required high doses of pain medication, such as aspirin, can reduce the amount of medication needed and, in many instances, stop taking all secondary pain medications.

     BIOVEN has been shown not to have any adverse side effects. In over 2,000 case histories, to the Company's knowledge, there has not been one adverse reaction reported in clinical use. The LD50 studies that have been done along with the other safety tests confirmed BIOVEN's safety and efficacy.

     BIOVEN has been used to treat Early Onset Rheumatoid Arthritis and to the Company's knowledge in all cases has resulted in a marked and to date, permanent, beneficial result. There are many children today who are leading a normal life due to BIOVEN treatment. The mode of action of BIOVEN has led other scientific groups to use it to develop a clearer understanding of how the RA process works and how it affects the body.

     Research into the uses of BIOVEN has been an on-going project that has not ended with the anti-inflammatory properties of the drug. New research over the past several years has led to a modified version of BIOVEN with very potent and effective antiviral properties. The modified BIOVEN (BIOVEN-H) has been used to treat Herpes zoster (Shingles), Herpes keratitis (Herpes of the eye) and Herpes varicella (cold sores). All three conditions responded with a 100% cure rate in all cases. Over 100 cases to date have been treated and all report the disappearance of the virus and its effects. BIOVEN-H works in three to five days and has no side effects.

     BIOVEN-H has been used by the Director of Medicine at the Eye Institute of Nicaragua on dozens of patients with Herpes infections of the eye and found it to be effective in preventing blindness in the patients. The Institute used BIOVEN-H for many years prior to the political changes that restricted trade with the United States and thus made the drug unavailable there. This situation has reversed itself and the Company is planning to reestablish a manufacturing plant in the country as soon as adequate funding becomes available.

     BIOVEN can be made available for clinical trials worldwide and for sale in countries where approval is currently in force. The Company believes the market for both BIOVENs in the countries where it is currently licensed is very significant. Major steps have been undertaken to gain approval in the European Economic Community and the Company is currently arranging for clinical trials in Italy to accomplish this. Bioven has not been approved for use in the United States, nor can there be any assurance that such approval will be forthcoming. Should FDA approval for use in this country be obtained, the Company estimates the BIOVEN market could be very substantial. It should be emphasized that no market test studies have been undertaken by the Company and no patents have been acquired nor are any pending for this product.

     D. BLOOD GROUP MODIFYING SUBSTANCE. Blood group substances are the glycoproteins that surround the surface or coat the surface of the red cells (erythrocytes) and determine the "type" of the blood, i.e. A, AB, O. The Company is currently investigating using its proprietary technology to alter these active substances so as to render the blood "universal donor" type. If successful it will have a major significance in the medical community by allowing for the transfusion of any blood type from a donor to any blood type recipient. The preliminary laboratory studies carried out by the Company have indicated that this universal blood type treatment process is feasible and practical. The market to be targeted initially for this conversion process will be the military for field use as well as to relieve the current shortage in transfusable blood. The Company has no patent nor is one pending for this technology.

     E. SOLID PHASE MATRIX TECHNOLOGY AND PROCESS. The Company has developed a proprietary method of preparing a support system for diagnostic tests which will increase the sensitivity of the tests and make the manufacture of these tests much more cost effective. This technology will have application in the rapid diagnostic field, the clinical laboratory testing field and in the area of forensic testing. Test systems are currently being adapted to the Simplex Solid Phase Matrix System for the rapid detection of the HIV virus, TB, Hepatitis virus and many tumor marker proteins used in cancer detection. No patent has been acquired nor is any pending for this technology.

     F. DENTAL AIR ABRASIVE DEVICE. The Company has developed and applied for patents and FDA approval on a disposable handpiece which attaches to standard air abrasive etching devices used by dentists for tooth bonding procedures. The product effectively abrades the surface of teeth, but has no effect at all on soft issue. Because it is disposable and there is no need for extensive sterilization procedures, the product increases patient through-put.

     G. BIOREMEDIATION. The problem of "refined" oil marine and environmental pollution is a global crises. The Company has developed and tested a naturally derived strain of bacterial organisms which when placed in an oil polluted area will naturally consume the oil and thus reduce the level of pollution from the oil to accepted levels. This technology is primarily intended for confined areas such as boat and ship bilges to prevent overboard discharge contamination or in oil sumps in garages to prevent runoff contamination. This product is currently being prepared for patent application.

     H. FLAVOR ENHANCEMENT. The Company has developed a proprietary process which allows for the incorporation of flavor essences into an edible support material using food grade materials and approved printable inks. This process has given rise to a new form of advertising sampler which will enable a consumer to sample new food and beverages through newspaper ads, point of sale displays or direct mailings. The encapsulation process and method of manufacturing are proprietary and the Company is seeking patent protection for this technology.

     I. MOLECULAR SIEVING AIR/GAS FILTERS. This product and technology is utilized in the storage and preservation of food for storage and shipment by selectively absorbing the gasses responsible for the ripening of the food, specifically fruits and vegetables. Variations in this product are used in the control of odors in air conditioning systems as well as to prevent the growth and spread of organisms in the systems. This product is currently being introduced to the commercial sector and plans are underway to introduce this product in the consumer markets by 1997. The Company has no patent nor are any pending for this technology.

     J. PET PRODUCTS. The Company has filed trademark protection on the name Neemodex, for its proprietary flea and tick shampoo. This product is all natural, non-insecticidal, non-toxic and environmentally safe and has met with acceptance in its recent introduction in the marketplace. The Company is the manufacturer of this product and expects to expand on its formulation line by adding new pet grooming products in the near future.

     K. TUMOR MARKERS. The Company also has an agreement with Goodwin Biotechnology Inc. ("GBI") to collaborate in the development of immunodiagnostic products for the early detection of tumor markers. GBI, located in Plantation, Florida, is a contract manufacturer of clinical biologics (e.g. monoclonal antibodies, recombinant proteins) for the pharmaceutical and medical research industry. The diagnostic test to be developed by the Company is to be co-marketed with a immunotherapeutic agent presently under development by GBI.

     THE MARKET

     The Company believes that the general state of the saliva diagnostic market with regard to the products available, the size of the market and the number of competitive manufacturers can be described as in the infancy of an extremely large industry. It must be emphasized that no market or feasibility study has been undertaken by the Company. Commercial development of immunoassays in diagnostic medicine commenced in the 1960's and has increased significantly since then, due principally to the high degree of sensitivity and specificity of such techniques.

     Tests for hepatitis, HIV, mumps, measles, cancer tumor markers, EBV, CMV, and many others are currently using blood as the source of the specimen. These tests, while effectively performed in the clinical setting, are expensive, time consuming and, at the least, painful for the recipient of the blood collection needle. The skill and expertise of the physician or other highly trained individual needed to obtain the sample of blood for these tests is also adding to the high cost of the testing.

     The saliva collection and test system not only tends to solve the aforementioned problems but is easy to use and lends itself to home or "point of care" style testing. These advantages effectively reduce the overall cost of immunological testing and allow for the immediate results to be made available to the practitioner or individual. The Company believes that testing with saliva specimens has many potential advantages compared to testing with blood and urine specimens. Unlike obtaining blood specimens, saliva specimens can be collected at any time in any location and the sampling procedure is easy to administer and monitor, and may be conducted on a group basis. The Company believes, that unlike self-administered blood collection, the use of its products will not require special training. Blood specimen testing requires the use of needles, which may accidentally injure or infect the technician collecting the specimen or the subject giving the specimen. Saliva specimen collection does not require the use of sharp objects. Additionally, after collection, blood specimens remain potentially infectious (can contain live HIV virus) whereas saliva specimens are believed not to be infectious. The use of saliva specimens also has advantages compared to the use of urine specimens inasmuch as the integrity of the saliva specimen can be maintained, chain of custody concerns can be addressed and saliva collection can be used without significant invasion of privacy.

     Disadvantages of saliva collection include the stability of saliva as a specimen and the impact of the subject's diet and enzymes on saliva. Provisions must be made to assure that a sufficient amount of saliva is collected, the specimen is adequately stabilized and bacterial growth does not cause test interference.

     Saliva based testing has been recognized by the World Health Organization ("WHO") and the FDA as efficacious and practical. Several tests have been approved to be used in the clinical market based on saliva samples. Countries such as Thailand, Brazil, Mexico, Russia and many others have already made policy changes which allow for the use, and even encourage the use, of saliva tests for

HIV in their overall health programs. The immunoassay diagnostic testing market began in 1960, and, in 1990 was approximately a $2.8 billion market. The immunoassay diagnostic test market in the United States was estimated at $900 million in 1990, with annual growth estimated between 7% and 8%.

     The overall market currently is divided into three major components; first, the "government" sector, second, the "captive audience" sector (military, criminal, institutional, etc.) and lastly, the "private" sector or individual patient.

     The international markets for the Company's products include both the government and the private business sectors. More specifically, subject to government approvals, the Company's introduction of its saliva collector will be with an HIV diagnostic screening test. The HIV test kit is initially planned for distribution and use by governmental public health agencies and by the foreign military establishment. In certain foreign markets, the Company's HIV test kits are expected to be advertised for sale directly to the private physicians and to the consuming public.

     The Company already has products under evaluation in several countries, including Russia, Thailand, Paraguay, Mexico and Venezuela. Several countries have begun testing the ADI HIV saliva test with the goal of introducing the product to the military to replace the currently used blood test. Public Health institutions in several foreign countries have reviewed and tested the Company's HIV saliva collectors. Their goal is to use the test to screen the "at risk" populations present in the major cities and tourist areas. These include the legal prostitutes, the drug addicts, the homosexual population and the prison population. Results of this testing will be used to develop policy for the education programs which must be implemented along with testing to halt the rapid spread of this infection. Additionally, many of these countries will use the results of this testing and mass screening to plan for the future health needs of their country.

     The tremendous publicity of the HIV/AIDS epidemic has created a very large demand by individuals who would like to have a test. However, individuals are reluctant to submit to organized testing because of a fear of being "reported" and the social consequences even if negative. The testing of partners is a common concern in the socially active. The simple and confidential nature of saliva testing allows for the individual to perform the Company's test in the privacy of his own home at his convenience. As a screening test this will reduce the unnecessary burden on the clinical labs as only the positives must be retested. Doctors office visits will be reduced and a substantial savings in time will be realized. All of this will lead to lower overall health costs for the individual.

     GOVERNMENT REGULATION

     The development, manufacture, testing and marketing of the Company's diagnostic products are subject to regulation by the FDA and other federal, state and foreign agencies. Under the FDC Act, the FDA regulates almost all aspects of development, marketing and sale, including the introduction, clinical trials, advertising, manufacturing, labeling, distribution of and record keeping for the products in the United States.

     Diagnostic products marketed for testing drugs of abuse are regulated as medical devices under the FDC Act for which FDA approval is required. The Company may attempt to obtain marketing clearance through 510(k) Premarket Notification for certain of its products used in connection with testing for drugs of abuse. Following submission of a 510(k) Premarket Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. The FDA has no specific time limit by which it must respond to a 510(k) Premarket Notification. The FDA may declare that the device is "substantially equivalent" to another legally-marketed device, and allow the device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require future information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. There can be no assurance that the Company will receive approval for any of its products under 510(k) Premarket Notification. There can be no assurance that marketing clearance will be obtained for any of its products.

     Other than as described below, no FDA approval has yet been received for any of the Company's products and there can be no assurance that such approval will ultimately be obtained. In this regard, special attention should be given to the Company's primary product, the saliva collection device. This product test kit has not been approved by the FDA for sale within the United States. It is however, the Company's proposal to export the test kit in compliance with the applicable laws and regulations administered by the FDA. Initially, because the test device has not been approved for use in the United States, the Company would have to comply with the FDC Act, if it wishes to export the device in its finished form. To export the completed saliva test kit from the United States, the Company does not only need to receive permission to export the product into the foreign country, it also had to submit to the FDA, basic data regarding the safety of the finished device in order for the agency to determine that export is not contrary to public health and safety. The FDA has approved the export of the saliva collection device provided that the appropriate regulatory agency of the country to which it is exported has approved the importation and use of the product.

     FOREIGN REGULATION

     Agencies similar to the FDA regulate medical devices in some foreign countries, whereas other countries allow unregulated marketing of such devices. The Company's products will be required to meet the regulations, if any, of the foreign countries in which they are marketed.

     MANUFACTURING

     The Company believes that most components used in the manufacture of its current and proposed products are currently available from numerous suppliers located in the United States, Europe and Asia. However, certain components are available only from a limited number of suppliers. Although the Company believes that it will not encounter difficulties in obtaining these components, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components.

     The Company anticipates that it will not be required to maintain significant inventory levels of products until the Company's products are deemed acceptable for sale. The Company does not currently have any material backlog. Until the Company is able to market its products on a broad basis, it does not anticipate that its backlog or inventory level will be material. At that time, the Company intends to cause these products to be manufactured for it shortly before they are required for shipment. The Company does not foresee that an extensive period of time will be required from the time of its manufacturing order to the time of final delivery of its products.

     COMPETITION

     The market in which the Company participates, saliva-based collection and diagnostic testing, is highly competitive. The Company is aware of certain other entities, specialized biotechnology firms, as well as universities and other research institutions, which have patented, developed, or are developing technologies and products which are competitive with the Company's products and technologies. These entities, most of which are established, have substantially greater research, marketing and financial resources than the Company. The Company expects that the number of products competing with its products will increase as the potential benefits of saliva-based testing become more widely recognized.

     The Company is attempting to develop strategic alliances with companies to jointly develop diagnostic tests which use saliva and/or blood as the testing specimen.

     PATENTS AND PROPRIETARY INFORMATION

     The Company presently has pending, three (3) patent applications in the United States, on certain aspects of its saliva collection testing device. Inasmuch as the Company intends to sell its products in foreign markets it intends to seek foreign patent protection on such products and technologies, although it has not yet obtained such protection. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's products and technologies and the degree of protection afforded.

     Much of the technology developed or owned by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company generally enters into confidentiality agreements with its employees. There can be no assurance that the Company will be successful in maintaining such trade secret protection or that others will not capitalize on certain of the Company is technology.

     EMPLOYEES AND DISTRIBUTORS

     The Company currently has three employees and three consultants. The Company is not subject to any collective bargaining agreement and believes that its relationships with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its corporate offices at 430 Ansin Boulevard, Suite G, Hallandale, Florida 33009. The Company rents approximately 3,700 square feet at this location and pays approximately $1,675 per month for rent pursuant to a lease which expires on August 31, 1997, but the Company has an option to renew the lease for an additional two years. The Company also rents approximately 1,300 square feet of lab space in the same building pursuant to a lease which requires monthly payments of approximately $900 and which expires September 30, 1997.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than the law suit described below, there are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

     On or about August 11, 1995, Americare Transtech, Inc. ("Americare"), Americare Biologicals, Inc. and International Medical Associates, Inc., through their principal, Joseph D'Angelo ("D'Angelo"), instituted suit against six parties in the Broward County circuit court under case no. 95-011256 (21).
The complaint was dismissed and subsequently amended on or about May 17, 1996, and included Simplex-Florida as a defendant in one count of the amended complaint. The complaint alleges that ADI misappropriated Americare's proprietary and trade secret technology relating to the saliva sample collection system and non-invasive glucose detection technology. Nine affirmative defenses have been filed in response to the allegations. Simplex intends on aggressively defending the case and believes that the action lacks merit and has been filed as a retaliatory measure by D'Angelo as a result of an earlier action filed against D'Angelo and Americare by one of Simplex's principals.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock trades in the over-the-counter market, under the symbol "SMLX". Other than a few sporadic trades during November 1996, the trading commenced during February 1997. The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

             QUARTER ENDED                 HIGH BID     LOW BID

             March 31, 1997                $3.3125      $.03125

     (b) HOLDERS. As of March 31, 1997, the Company had approximately 36 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. On March 20, 1996, the Company sold a total of 30,000,000 shares of its common stock to two then directors, Colleen E. Schmidt and Sandra S. Steinberg (15,000,000 shares each), for a total consideration of $5,000. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, since both investors were directors of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS

     During the fiscal year ended December 31, 1996, and since its formation, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year and no expenses were incurred.

     With the reverse acquisition of Simplex-Florida, the Company's results of operations will change significantly to reflect the activities of this subsidiary.

     PLAN OF OPERATION

     As of April 15, 1997, the Company had approximately $50,000 in cash available to pay operating expenses and the Company's current level of overhead is approximately $15,000 to $20,000 per month. The Company has just started receiving orders for its HIV test kits and the purchasers are being required to provide letters of credit before the Company has the test kits manufactured. Therefore, even with limited capital available the Company expects to be able to fill the orders.

     Management believes that its existing cash and projected cash from operations will be sufficient to fund its continuing operations through the end of the current fiscal year. In the event additional cash is necessary, management believes that it will be able to raise the financing needed either through the private placement of equity securities or through debt financing or a combination of both. There is no assurance that the necessary financing can be secured.

     The Company is continually engaged in a limited amount of research and development related to new and existing products, and the Company has no plans to significantly increase the level of research and development during the current year. In addition, the Company has no plans to purchase any significant equipment or materially increase the number of employees or consultants during the current year.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-6 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

          NAME                   AGE     POSITIONS HELD AND TENURE

Nicholas G. Levandoski, Ph.D.    60      Acting President; Vice President -
                                         Research and Development, Secre-
                                         tary, Treasurer and Director
                                         of the Company; and Director of
                                         Research and Development for
                                         Simplex-Florida

John E. Trafton, Ph.D.           54      Vice President of the Company;
                                         President and a Director of
                                         Simplex-Florida

Henry B. Schur                   52      Vice President - Marketing and
                                         Director of the Company; Vice
                                         President of Marketing and a
                                         Director of Simplex-Florida

Sheldon Nassberg, M.D.           55      Director of Simplex-Florida

     There are no family relationships between any officers and directors of the Company. The Company presently has no audit, compensation or nominating committees.

BUSINESS EXPERIENCE

     The following is a brief account of the education and business experience during at least the past five years of the Company's directors, executive officers, and key employees, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     DR. NICHOLAS LEVANDOSKI has served as the Acting President, Vice President of Development, Secretary, Treasurer and a director of the Company since March 5, 1997. He has served as Director of Research and Development for Simplex-Florida since June 1995. Dr. Levandoski has extensive research and clinical experience, including military, industry and hospital environments. Dr. Levandoski received a B.S. degree in Chemistry/Biology from the University of Notre Dame in 1958. After a brief period in private industry (Abbott Laboratories, N. Chicago, Illinois), Dr. Levandoski enlisted and served in the Medical Service Corps. of the U.S. Army from 1959 to 1962. While on active duty in Medical Service Corps., Dr. Levandoski enrolled and attended the graduate school of the University of Denver where he continued his studies in organic chemistry. Upon release from active duty in 1962, Dr. Levandoski was hired as the Director of Laboratory of Metabolic Division of the U.S. Army Research and Nutrition Laboratory, Denver, Colorado, from 1962 to 1964, and he completed his graduate studies in 1964. He thereafter held responsible positions in industry, including Cordis Corps., Miami, Florida, from 1965 to 1971, in the Diagnostic Products Division; Benasil Corporation, Miami, Florida from 1977 to 1979; and Director of Corporate Compliance (FDA) for North American Biologicals, Miami, Florida. In 1979, Dr. Levandoski returned to active duty in the U.S. Army as

Executive Officer and Hospital Administrator for a 1,000-bed general hospital in Miami, Florida. In 1982, Dr. Levandoski was selected to attend the National War College, Ft. McNair, Washington, D.C.; and was thereafter assigned to the Pentagon in Washington, D.C., Division of Reserve Affairs, where he remained until his retirement as a full Colonel in 1984.

     DR. JOHN E. TRAFTON has served as Vice President of the Company since March 5, 1997. From January 1996 until February 1997, he served as President of Simplex-Florida. Dr. Trafton has a Ph.D. in Physical Organic Chemistry from the University of Miami, and extensive experience in the manufacture of biologics and diagnostic products as Director, Technical Operations for Baxter Diagnostics, Inc., a wholly owned subsidiary of Baxter International (1989 to 1992). Dr. Trafton has also been involved as a co-founder and principal of Chiral Design, Inc., a manufacturer of specialty chemicals for the agricultural and pharmaceutical industries (1992 to 1995). On December 28, 1995, the Company acquired 100% interest in Trafton Laboratories, Inc., the company in which Dr. Trafton was the sole shareholder.

     MR. HENRY SCHUR has served as the Company's Vice President of Marketing and a Director since March 5, 1995. He has served as President of Analyte Diagnostics, Inc., a wholly owned subsidiary of Simplex-Florida since June 1995. He is the Company's principal scientist and one of the principal inventors of the Company's products. Mr. Schur has an undergraduate degree in Health Sciences from Florida International University and post graduate studies in Business Management at the University of Oklahoma. In the course of Mr. Schur's professional career, he has occupied responsible positions with companies engaged in the manufacture of diagnostics products and biochemicals, including specifically, Arcade, Inc., Chattanooga, Tennessee (1986 to 1987), and Cordis Corporation, Miami, Florida (1966 to 1968). Mr. Schur, in 1991, was formerly employed by Americare, with whom Mr. Schur is now in litigation. Mr. Schur is a principal inventor of a number of the Company's products and has a number of issued U.S. and foreign patents to his credit.

     SHELDON NASSBERG, M.D. has served as a Director of Simplex-Florida since June 1995. He is responsible for coordination of the Company's relations within the medical and scientific community and liaison with regulatory compliance agencies of government. Dr. Nassberg is a graduate of George Washington School of Medicine (1967); a specialist in Endocrinology & Metabolism; and Board Certified in 1974 in internal medicine. Dr. Nassberg presently serves as Chief of the Department of Endocrinology & Metabolic Disease and as the Medical Director for the Diabetes Treatment Center at North Ridge Medical Center in Fort Lauderdale, Florida. Dr. Nassberg also serves on a number of State and National Advisory Committees for the treatment of Diabetes and the secondary disorders associated with Diabetes.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except as follows:

     Daniel C. Steinberg, Fred A. Bruecher, and Colleen E. Schmidt, three former officers and directors of the Company, and Sandra S. Steinberg, a former principal shareholder of the Company, failed to file Form 3's when the Company became a reporting company during 1996.

ITEM 10.  EXECUTIVE COMPENSATION.

     No executive officer received any compensation for the fiscal years ended December 31, 1996, 1995 and 1994.

STOCK OPTION PLAN

     During March 1997, the Board of Directors adopted a Stock Option Plan (the "Plan"), and on March 28, 1997, the Corporation's shareholders approved the Plan. The Plan authorizes the issuance of options to purchase up to 1,000,000 shares of the Company's Common Stock.

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time that the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

     Since all options granted under the Plan must have an exercise price no less than the fair market value on the date of grant, the Company will not record any expense upon the grant of options, regardless of whether or not they are incentive stock options. Generally, there will be no federal income tax consequences to the Company in connection with Incentive Stock Options granted under the Plan. With regard to options that are not Incentive Stock Options, the Company will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

     No options had been granted under this Plan as of March 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 28, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                    AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
Henry B. Schur                     1,042,500<FN1>           13.9%
2160 Poinciana Drive
Hallandale, Florida 33009

Debra L. Ross                      1,042,500<FN2>           13.9%
2160 Poinciana Drive
Hallandale, Florida 33009

John E. Trafton                      878,000                11.7%
285 Sunrise Drive, Apt. 16
Key Biscayne, Florida 33149

Nicholas G. Levandoski                     0                 -0-
430 Ansin Boulevard, Suite G
Hallandale, Florida 33009

All Directors and Officers         1,920,500<FN1>           25.6%
as a Group (4 Persons)
_______________________

<FN1>
Includes 862,500 shares held of record by Mr. Schur's wife, Debra Ross, 80,000 shares held by Mr. Schur's daughter, and 100,000 shares held in trust for Mr. Schur's daughter.
<FN2>
Includes 862,500 shares held directly by Ms. Ross, 80,000 shares held by Ms. Ross' daughter, and 100,000 shares held in trust for Ms. Ross' daughter.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF SIMPLEX-FLORIDA

     On March 5, 1997, the Company completed the acquisition of 100% of the outstanding common stock of Simplex Medical Systems, Inc. ("Simplex-Florida") in exchange for 3,453,000 shares of the Company's Common Stock (approximately 46.04% of the shares now outstanding). The shares were exchanged on the basis of one share of the Company's common stock for one share of Simplex-Florida common stock. In connection with the closing of this transaction, several current shareholders submitted for cancellation a total of 31,953,000 shares of common stock. As a result, after the acquisition of Simplex-Florida, there are a total of 7,500,000 shares outstanding.

     The stock issuances were made pursuant to an Agreement ("Agreement") between the Company and Simplex-Florida. The terms of the Agreement were the result of negotiations between the managements of the Company and Simplex-Florida. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations.

TRANSACTIONS INVOLVING SIMPLEX-FLORIDA

     In October 1995, Simplex-Florida entered into an agreement whereby it issued an aggregate of 61,875 shares of its common stock to Debra Ross (Mr. Schur's wife), Nicholas Levandoski, Linda Kirsch-Topper and John H. Faro in exchange for their respective ownership interests in Analyte Diagnostics, Inc. ("ADI") which constituted all the outstanding capital stock of ADI. As a result ADI became a wholly-owned subsidiary of the Company.

     On December 28, 1995, Simplex-Florida issued 214,375 shares of its common stock to Dr. John E. Trafton in exchange for his 100% interest in Trafton Industries, Inc., a Florida corporation which manufactured specialty chemicals for the pharmaceutical and agricultural industries.

TRANSACTIONS INVOLVING THE COMPANY

     On March 20, 1996, the Company issued to each of Mesdames Colleen E. Schmidt, a Director of the Company, and and a Company Director, and Sandra S. Steinberg, a Director of the Company, 15,000,000 shares of the Company's common stock, $.0001 par value per share (a total of 30,000,000 shares of common stock), in consideration, in each case, for the sum of $5,000 in cash (a total of $10,000 in cash). These shares collateralized two non-interest bearing promissory notes in the principal amount of $2,500 each (an aggregate face amount of $5,000), due and payable on May 31, 1996, of which each of Mesdames Schmidt and Steinberg are the makers and the Company is the holder.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3.  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                   LOCATION

 3.1        Articles of Incorporation,    Incorporated by reference to
            as Amended                    Exhibits 2.1, 2.2 and 2.3 to
                                          the Registrant's Form 10-SB
                                          Registration Statement filed
                                          on April 4, 1996

 3.2        Bylaws                        Incorporated by reference to
                                          Exhibit 2.4 to the Registrant's
                                          Form 10-SB Registration State-
                                          ment filed on April 4, 1996

10.1        Promissory Note dated         Incorporated by reference to
            March 20, 1996 of             Exhibit 10.1 to the Registrant's
            Sandra S. Steinberg           Form 10-SB Registration State-
                                          ment filed on April 4, 1996

10.2        Promissory Note dated         Incorporated by reference to
            March 20, 1996 of             Exhibit 10.2 to the Registrant's
            Colleen E. Schmidt            Form 10-SB Registration State-
                                          ment filed on April 4, 1996

     (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1996. However, a Current Report on Form 8-K dated March 5, 1997 was filed by the Company on March 17, 1997, reporting the acquisition of Simplex Medical Systems, Inc.

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report                                   F-1

Financial Statements:
     Balance Sheets                                            F-2
     Statements of Operations                                  F-3
     Statements of Stockholders' Equity (Deficit)              F-4
     Statements of Cash Flows                                  F-5
     Notes to Financial Statements                             F-6

                           Janet Loss, C.P.A., P.C.
                          Certified Public Accountant
                      9101 East Kenyon Avenue, Suite 2000
                             Denver, Colorado 80237

Board of Directors
Music Tones, Ltd.
(A Development Stage Company)

I have audited the accompanying balance sheets of Music Tones, Ltd. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Music Tones, Ltd. (a development stage company) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995.

/s/  Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.

FEBRUARY 28, 1997

                           MUSIC TONES, LTD.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                     December 31, 1996 and 1995

                                                 1996          1995
                                 ASSETS
CURRENT ASSETS:
     Cash in checking                         $    175       $      0

     TOTAL ASSETS                             $    175       $      0

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES:
     Accounts payable                         $    375       $      0

     TOTAL LIABILITIES                             375              0

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred Stock, $.01 par value,
     10,000,000 shares authorized, no
     shares issued and outstanding                   -              -

     Common Stock, $.0001 par value,
     100,000,000 shares authorized,
     36,000,000 and 3,000 shares
     issued and outstanding                      3,600             75

     Additional paid-in-capital                 12,000              -

     (Deficit) accumulated during
     development stage                         (15,800)           (75)

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (200)             0

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)               $    175       $      0

The accompanying notes are an integral part of the financial statements.

                              MUSIC TONES, LTD.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1996 and 1995
                                   and
            From October 26, 1987 (Inception) to December 31, 1996

                                                          October 26,1987
                         Year Ended        Year Ended     (Inception) to
                         December 31,      December 31,     December 31,
                            1996              1995              1996
Revenues                 $      0            $  0            $      0

OPERATING EXPENSES:
 Audit and accounting
   fees                       975               0                 975
 Filing and transfer
   fees                       820               0               1,495
 Legal fees                12,400               0              12,400
 Office expense               930               0                 930

  TOTAL OPERATING
    EXPENSES               15,125               0              15,800

NET INCOME (LOSS)        $(15,125)            $ 0            $(15,800)

NET (LOSS) PER COMMON
 SHARE                   $      *             $ *            $      *

* less than $.01 net loss per share

The accompanying notes are an integral part of the financial statements.

                             MUSIC TONES, LTD.
                     (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                For the Years Ended December 31, 1996 and 1995

                                                    DEFICIT
                   COMMON               ADDI-     ACCUMULATED       TOTAL
                   STOCK      COMMON    TIONAL      DURING       STOCKHOLDERS'
                   NUMBER     STOCK     PAID-IN   DEVELOPMENT      EQUITY
                  OF SHARES   AMOUNT    CAPITAL      STAGE        (DEFICIT)
Balance,              3,000   $    75   $     -    $    (75)      $      0
January 1,
1995

Net (loss)                -         -         -           8              0
for the year
ended Decem-
ber 31, 1995     ----------   -------   -------    --------       --------

Balance,              3,000   $    75   $     -    $    (75)      $      0
December 31,
1995

Decrease in               -       (75)        -           -            (75)
organization
costs

March 20,            15,000    15,000         -           -         15,000
1996, 15,000
shares issued
for cash and
notes, no par
value

March 20,        35,982,000   (11,400)  12,000         (600)            -
1996, stock
split, 2,000-
to-1 for common
stock, $.0001
par value

Net (loss) for            -         -        -      (15,125)       (15,125)
the year ended
December 31,
1996             ----------   -------   -------    --------       --------

Balance,         36,000,000   $ 3,600   $12,000    $(15,800)      $   (200)
December 31,
1996

The accompanying notes are an integral part of the financial statements.

                             MUSIC TONES, LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                For the Years Ended December 31, 1996 and 1995

                                                           October 26, 1987
                               Year Ended     Year Ended    (Inception) to
                               December 31,   December 31,   December 31,
                                  1996           1995            1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net (Loss)                   $(15,125)          $ -            $(15,800)
  Adjustments to reconcile
   net (loss) to net cash
   used by operating
   activities:

    Decrease in organization
     costs                          (75)            -                   -

    Changes in operating assets
     and liabilities:

      Increase (decrease) in
       accounts payable             375             -                 375

    NET CASH (USED) BY
    OPERATING ACTIVITIES        (14,825)            -             (15,425)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Proceeds from issuance
   of common stock               15,000           $ -              15,600

    NET CASH PROVIDED BY
    FINANCING ACTIVITIES         15,000             -              15,600

NET INCREASE (DECREASE) IN
 CASH                          $    175           $ -            $    175

CASH, BEGINNING OF PERIOD      $     0            $ 0            $      0

CASH, END OF PERIOD            $   175            $ 0            $    175

The accompanying notes are an integral part of the financial statements.

                              MUSIC TONES, LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Music Tones Ltd., a Colorado Corporation, was incorporated October 26, 1987, and the Company was generally inactive through December 31, 1996. The original name of the corporation was The Trader's Edge Ltd.; the name change occurred March 20, 1996.

     Year End

     The Company has elected a calendar year-end.

     Accounting Method

     The company records income and expenses on the accrual method.

     Organization Costs

     Costs incurred in organizing the Company are being amortized over a sixty-month period.

NOTE 2 - CAPITAL STOCK

On March 20, 1996, the corporation issued a 2,000-to-1 forward stock split for common stock. Thus, the total common stock authorized changed from 50,000 to 100,000,000; and from no par value to $.0001 par value.

NOTE 3 - RELATED PARTIES

The Company has issued 3,000 shares of stock for services rendered from March 18, 1990, to March 21, 1993.

The Company maintains its office in space provided by the Company's president pursuant to an oral agreement on a rent-free basis with reimbursement for out-of-pocket expenses, such as telephone.

NOTE 4 - SUBSEQUENT EVENTS

On March 5, 1997, the Company completed a reverse acquisition of 100% of the outstanding common stock of Simplex Medical Systems, Inc., a Florida corporation ("Simplex-Florida") in exchange for 3,453,000 shares of the Company's common stock which resulted in the shareholders of Simplex-Florida acquiring approximately 46.04% of the shares outstanding in the Company. In connection with the closing of this transaction, several shareholders submitted for cancellation a total of 31,953,000 shares of common stock. As a result, after the acquisition of Simplex-Florida there are a total of 7,500,000 shares outstanding.

NOTE 5 - NAME CHANGE

The corporate name has been changed from Music Tones, Ltd. to Simplex Medical Systems, Inc. effective March 28, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 1997                SIMPLEX MEDICAL SYSTEMS, INC.

                                    By: /s/ Nicholas G. Levandoski
                                       Nicholas G. Levandoski, Ph.D.,
                                       Acting President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                   DATE

/s/ Henry B. Schur             Vice President of Marketing   April 15, 1997
Henry B. Schur                 and Director

/s/ Nicholas G. Levandoski     Acting President, Vice        April 15, 1997
Nicholas G. Levandoski,        President of Research and
  Ph.D.                        Development, Secretary,
                               Treasurer (Chief Executive
                               Officer and Chief Financial
                               and Accounting Officer)
                               and Director