Form 10QSB
period 1997-03-31
SIMPLEX MEDICAL SYSTEMS INC
filed 1997-05-20
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 1997

                      Commission file number: 0-28154

                       SIMPLEX MEDICAL SYSTEMS, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its Charter)

           Colorado                                       84-1337509
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

            430 Ansin Boulevard, Suite G, Hallandale, Florida 33009
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                              (954) 455-0110
                        ---------------------------
                        (Issuer's telephone number)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [ X ]   No [   ]

There were 7,500,000 shares of the Registrant's Common Stock outstanding as of May 15, 1997.

               SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                      A DEVELOPMENT STAGE ENTERPRISE
                       CONSOLIDATED BALANCE SHEET
                        MARCH 31, 1997 AND 1996
                              (UNAUDITED)

                                ASSETS

                                            3/31/97        3/31/96
                                           --------       --------
CURRENT ASSETS
  CASH                                     $ 46,616       $ 12,730
  ACCOUNTS RECEIVABLE                        13,549          4,367
  INVENTORY                                  83,530        132,362
  PREPAID EXPENSE                             6,537          4,349
                                           --------       --------
    TOTAL CURRENT ASSETS                    150,232        153,808

PROPERTY, PLANT AND EQUIPMENT, AT COST
  (NET OF ACCUMULATED DEPRECIATION)          80,696          9,269

PATENTS & OFFERING EXPENSE (NET OF
   ACCUMULATED AMORTIZATION)                 21,892          1,085
                                           --------       --------
TOTAL ASSETS                               $252,820       $164,162

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

CURRENT LIABILITIES

  CUSTOMER DEPOSITS                         134,788        125,386
  ACCOUNTS PAYABLE                           17,616        145,111
  OTHER CURRENT LIABILITIES                   4,960          8,807
  NOTES PAYABLE                             107,021         44,950
                                           --------       --------
    TOTAL CURRENT LIABILITIES               264,385        324,254

LONG-TERM DEBT

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  COMMON STOCK (PAR VALUE $.0001,
   AUTHORIZED 100,000,000 SHARES,
   ISSUED AND OUTSTANDING 7,500,000
   SHARES)                                       750           110
  PAID IN CAPITAL IN EXCESS OF PAR           619,742           -
  DEFICIT ACCUMULATED DURING THE
   DEVELOPMENT STAGE                        (632,057)     (160,202)
                                            --------      --------
    TOTAL STOCKHOLDERS  EQUITY               (11,565)     (160,092)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                $252,820      $164,162

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                      A DEVELOPMENT STAGE ENTERPRISE
                   CONSOLIDATED STATEMENT OF OPERATIONS
                   JANUARY 1 TO MARCH 31, 1997 AND 1996
                                (UNAUDITED)

                                            3/31/97        3/31/96
                                           --------       --------
REVENUES - NET                             $ 14,074       $  7,500
COST OF GOOODS SOLD                           7,594          4,815
                                           --------       --------
GROSS PROFIT                                  6,480          2,685

OPERATING EXPENSES
  SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                 107,999        110,399
  DEPRECIATION AND AMORTIZATION EXPENSE       3,324            357
                                           --------       --------
    TOTAL OPERATING EXPENSES                111,323        110,756

OPERATING LOSS                             (104,843)      (108,071)

INTEREST EXPENSE                               (335)        (3,745)

NET (LOSS)                                 (105,178)      (111,816)

NET (LOSS) PER SHARE                        $(0.014)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      7,500,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                        A DEVELOPMENT STAGE ENTERPRISE
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            JANUARY 1, 1996 TO MARCH 31, 1997 AND MARCH 31, 1996
                                (UNAUDITED)

                                           3/31/97        3/31/96
                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                $(105,178)     $(111,816)
   ADJUSTMENTS TO RECONCILE NET LOSS
   TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION            3,324            357

  CHANGES IN OPERATING ASSETS AND
   LIABILITIES:
    ACCOUNTS RECEIVABLE                      (4,400)        (1,103)
    INVENTORY                                 6,040       (135,973)
    PREPAID EXPENSE                               0              0
    ACCOUNTS PAYABLE                           (784)       130,213
    OTHER CURRENT LIABILITIES                 1,038          4,692
    CUSTOMER DEPOSITS                        (4,011)        14,952
                                           --------       --------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                      (103,971)       (98,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS                     0         (7,146)
  NOTES PAYABLE TO STOCKHOLDERS              99,381         39,450
  PATENT COSTS                               (2,880)          (745)
                                           --------       --------
NET CASH PROVIDED BY INVESTING
 ACTIVITIES                                  96,501         31,559

NET INCREASE IN CASH                         (7,470)       (67,119)

CASH - BEGINNING OF PERIOD                   54,086         79,849
                                           --------       --------
CASH - END OF PERIOD                       $ 46,616       $ 12,730

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                        A DEVELOPMENT STAGE ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                 (UNAUDITED)

NOTE 1 - ORGANIZATION

The Company, Simplex Medical Systems, Inc., a development stage enterprise, was formed on September 15, 1995, and is engaged in the development, acquisition, marketing and manufacture of medical diagnostic products, biological products for blood banking, bulk pharmaceuticals and specialty chemicals. The financial statements include the accounts of the Company s subsidiary, Analyte Diagnostics, Inc., from the date of its inception, June 6, 1995.

Analyte Diagnostics, Inc., a predecessor corporation, was merged into Simplex Medical Systems, Inc., on October 31, 1995, with all account balances recorded at cost.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Simplex Medical Systems, Inc., and its wholly owned subsidiaries, Simplex Medical Systems, Inc. (a Florida corporation) and Analyte Diagnostics, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

INVENTORY

Inventory for sale is recorded at cost. Inventory is valued at the lower of cost (first-in, first-out) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment, acquired from outside sources, are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Expenditures for maintenance and repairs are charged against operations as incurred.

INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Deferred income taxes are determined based upon the difference between the financial statement carrying amount and the tax basis of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse.

REVENUE RECOGNITION

Revenue from sales are recognized upon shipment to the customer.

NOTE 3 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $632,057 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date.

Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - INVENTORY

Inventory consists of $83,530 of finished goods as of March 31, 1997.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment consists of the following at March 31, 1997:

     Office Furniture And Equipment          $    767
     Lab Equipment                             83,271
                                             --------

     Total Equipment                           84,038
       Less:  Accumulated Depreciation          3,342
                                             --------

     Total Property, Plant And Equipment     $ 80,696

NOTE 6 - NOTES PAYABLE TO STOCKHOLDERS

     Interest expense for the period
      ended March 31, 1997, amounted to:     $    335

     Interest expense for the period
      ended March 31, 1996, amounted to:     $  3,745

NOTE 7 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of March 31, 1997, the Company has generated net operating loss carryforwards totaling $(632,657) which are available to offset future taxable income, if any, through the year 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at March 31, 1997:


       Deferred Tax Assets:
         Net Operating Loss Carryforward     $(632,057)
       Valuation Allowance                    (632,057)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31,
1996

     During the three months ended March 31, 1997, the Company had $14,074 in revenue compared to $7,500 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of samples for testing and evaluation purposes.

     The Company expects sales to increase significantly in the second quarter due to the orders that were received during the first quarter. Sales contracts have been executed with vendors in Brazil, Saudi Arabia, Thailand, the Phillippines and other third world countries. The Company has also received permission from the Federal Drug Administration to commence human testing of its products in Broward County, Florida, for eventual approval within the United States.

     Expenses for the three months ended March 31, 1997, were approximately $500 more than the corresponding prior year period. General selling and other administrative expenses decreased by approximately $2,400 from the corresponding period.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had negative working capital of approximately ($114,153) compared to approximately $153,808 at March 31, 1996. Due to existing in-house orders, working capital is expected to increase during the second quarter of 1997.

     As of March 31, 1997, the Company had no material commitments for capital expenditures.

                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.   None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.   None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On March 28, 1997, a special meeting of shareholders was called to approve an amendment to the Company's Articles of Incorporation to change the name of the Company to "Simplex Medical Systems, Inc."

Item 5.   Other Information.   None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                          electronically
          (b)  Reports on Form 8-K.

             A Current Report on Form 8-K dated March 5, 1997 was filed by the Company on March 17, 1997, reporting the acquisition of Simplex Medical Systems, Inc. in response to Items 1,2,5 and 7.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SIMPLEX MEDICAL SYSTEMS, INC.


Date:   May 20, 1997                By /s/ Nicholas G. Levandoski
                                       Nicholas G. Levandoski
                                       Acting President, Treasurer and
                                       Director

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically