Form 10QSB
period 1997-06-30
SIMPLEX MEDICAL SYSTEMS INC
filed 1997-09-08
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 1997

                      Commission file number: 0-28154

                       SIMPLEX MEDICAL SYSTEMS, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its Charter)

           Colorado                                       84-1337509
- -------------------------------                        ------------------
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

There were 7,500,000 shares of the Registrant's Common Stock outstanding as of June 30, 1997.

                SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                        A DEVELOPMENT STAGE ENTERPRISE
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                   6/30/97       12/31/96
                                                  ---------      ---------
CURRENT ASSETS                                   (Unaudited)     (Audited)

  CASH                                            $  10,519      $  53,849
  ACCOUNTS RECEIVABLE (Net of allowance for
    uncollectable accounts of $2,321 for 1996)       16,750          3,416
  INVENTORY                                          87,784        140,827
  PREPAID EXPENSE                                     6,692              -
                                                  ---------      ---------
    TOTAL CURRENT ASSETS                            121,745        198,092

PROPERTY, PLANT AND EQUIPMENT, AT COST
  (NET OF ACCUMULATED DEPRECIATION)                  77,820        111,316

PATENTS (NET OF ACCUMULATED
  AMORTIZATION OF $504 IN 1996)                      37,402         18,508

DEPOSITS                                                  -          5,580
                                                  ---------      ---------
TOTAL ASSETS                                      $ 236,967      $ 333,496

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

CURRENT LIABILITIES

  CUSTOMER DEPOSITS                                 169,738        138,799
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           61,460         24,062
  CURRENT PORTION OF NOTES PAYABLE                  141,373          2,654
                                                  ---------      ---------
    TOTAL CURRENT LIABILITIES                       372,571        165,515

LONG-TERM DEBT
  NOTES PAYABLE, NET OF CURRENT PORTION                   -          4,986

STOCKHOLDERS' EQUITY

  COMMON STOCK (PAR VALUE $.0001, AUTHORIZED
    100,000,000 SHARES, ISSUED AND OUTSTANDING
    7,500,000 SHARES)                                   750            345
  PAID IN CAPITAL IN EXCESS OF PAR                  619,742        658,602
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT
    STAGE                                          (756,096)      (495,952)
                                                  ---------      ---------
    TOTAL STOCKHOLDERS' (DEFICIT) EQUITY           (135,604)       162,995

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 236,967      $ 333,496

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                      A DEVELOPMENT STAGE ENTERPRISE
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                 Six Months Ended     Three Months Ended
                                6/30/97    6/30/96    6/30/97    6/30/96
                               ---------  ---------   -------    -------
REVENUES - NET                 $  37,459  $  15,293  $  23,385  $   7,793

COST OF GOODS SOLD                13,937     18,056      6,343     13,241
                               ---------  ---------  ---------  ---------
GROSS PROFIT                      23,522     (2,763)    17,042     (5,448)

OPERATING EXPENSES

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES      241,412    203,812    133,413     92,666
  DEPRECIATION AND
    AMORTIZATION EXPENSE           6,648        747      3,324        390
                               ---------  ---------  ---------  ---------
    TOTAL OPERATING EXPENSES     248,060    203,812    136,737     93,056

OPERATING LOSS                  (224,538)  (206,575)  (119,695)   (98,504)

INTEREST EXPENSE                  (4,679)    (5,555)    (4,344)    (1,810)

NET (LOSS)                      (229,217)  (212,130)  (124,039)  (100,314)

NET (LOSS) PER SHARE                (.03)     (.003)      (.03)     (.013)

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING          7,500,000  7,500,000  7,500,000  7,500,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                      A DEVELOPMENT STAGE ENTERPRISE
                   CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                 (UNAUDITED)

                                                   6/30/97        6/30/96
                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET (LOSS)                                      $(229,217)     $(212,130)
    ADJUSTMENTS TO RECONCILE NET (LOSS) TO
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                 6,648            747

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) IN ACCOUNTS RECEIVABLE                (7,601)        (2,642)
    (INCREASE) DECREASE IN INVENTORY                  1,786       (100,481)
    (INCREASE) IN PREPAID EXPENSE                      (155)          (280)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE          30,285         12,895
    INCREASE (DECREASE) IN OTHER CURRENT LIABILITIES  8,853            494
    INCREASE IN CUSTOMER DEPOSITS                    30,939         27,635
    (DECREASE) IN SECURITY DEPOSITS                       -         (2,546)
                                                  ---------      ---------
  NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                       (158,462)      (276,308)

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:

  ACQUISITION OF FIXED ASSETS                          (448)       (28,511)
  NOTES PAYABLE                                     133,733         (5,500)
  PATENT COSTS                                      (18,390)       (66,130)
  SALE OF STOCK                                           -        619,624
                                                  ---------      ---------
  NET CASH PROVIDED BY INVESTING ACTIVITIES         114,895        519,483

NET INCREASE (DECREASE) IN CASH                     (43,567)       243,175

CASH - BEGINNING OF PERIOD                           54,086         79,849

CASH - END OF PERIOD                              $  10,519      $ 323,024

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                      A DEVELOPMENT STAGE ENTERPRISE
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1997
                               (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Simplex Medical Systems, Inc. (the "Company") and its wholly-owned subsidiaries, Simplex Medical Systems, Inc. (a Florida corporation) and Analyte Diagnostics, Inc., have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB.

These financial statements give effect to the March 5, 1997 reverse acquisition whereby Music Tones Ltd. (name subsequently changed to Simplex Medical Systems, Inc.) acquired all of the outstanding common stock of Simplex Medical Systems, Inc. as if the transaction occurred on September 15, 1995.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $756,096 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of June 30, 1997, the Company has generated net operating loss carryforwards totaling $(756,096) which are available to offset future taxable income, if any, through the year 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at June 30, 1997:

       Deferred Tax Assets:
         Net Operating Loss Carryforward          $(756,096)

       Valuation Allowance                         (756,096)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

     During the three months ended June 30, 1997, the Company had $23,385 in revenue compared to $7,793 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of samples of the Company's Rapid HIV Saliva Test for testing and evaluation purposes.

     Sales contracts for the Saliva Test have been executed with vendors in Brazil, Venezuela, Saudi Arabia, Thailand, the Phillippines and other third world countries. However, the Company is waiting on final approvals from the appropriate regulatory authority in each country before sales can be made.

     The Company has received permission from the Federal Drug Administration to commence human testing of its Saliva Test products in Broward County, Florida, for eventual approval within the United States, and phase one of testing has been completed and phase two has commenced.

     Expenses for the three months ended June 30, 1997 increased to $136,737 as compared to $93,056 in the corresponding prior year period. The increase was due to the increased level of overall activity in the Company's business.

     The Company has signed a long term exclusive distribution contract with Sybron Dental Specialties, Inc. which will distribute the Company's Dental Airbrator. Sales under this contract are expected to commence in early 1998.

     SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

     During the six months ended June 30, 1997, the Company had $37,459 in revenue compared to $15,293 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of samples for testing and evaluation purposes.

     Expenses for the six months ended June 30, 1997 increased to $248,060 as compared to $203,812 in the corresponding prior year period due to the increased level of overall activity in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had negative working capital of approximately ($250,826) compared to approximately $32,577 at December 31, 1996. The reduction in working capital was primarily due to the $229,217 loss during the six months ended June 30, 1997.

     As of June 30, 1997, the Company had no material commitments for capital expenditures.

                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.   None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.   None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.   None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                          electronically
          (b)  Reports on Form 8-K.  None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIMPLEX MEDICAL SYSTEMS, INC.

Date:   September 8, 1997          By  /s/ Nicholas G. Levandoski
                                       Nicholas G. Levandoski
                                       Acting President, Treasurer and
                                       Director
                               -7-
                             EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
- -------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically