Form 10QSB
period 1997-09-30
SIMPLEX MEDICAL SYSTEMS INC
filed 1997-11-13
CIK 1011854

                         U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 1997

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

There were 7,500,000 shares of the Registrant's Common Stock outstanding as of September 30, 1997.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  A DEVELOPMENT STAGE ENTERPRISE
                    CONSOLIDATED BALANCE SHEET

                              ASSETS
                                                  9/30/97    12/31/96
                                                ----------- ---------
                                                (UNAUDITED) (AUDITED)
CURRENT ASSETS
  CASH                                           $ 29,643   $ 53,849
  ACCOUNTS RECEIVABLE (Net of allowance for
    uncollectible accounts of $2,321 for 1997)      9,443      3,416
  INVENTORY                                       149,168    140,827
  PREPAID EXPENSE                                   6,692          -
                                                 --------   --------
    TOTAL CURRENT ASSETS                          194,946    198,092
                                                 --------   --------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  (NET OF ACCUMULATED DEPRECIATION)               104,452    111,316

PATENTS (NET OF ACCUMULATED AMORTIZATION
   OF $2,505 IN 1997)                              53,780     18,508

DEPOSITS                                                -      5,580
                                                 --------   --------
TOTAL ASSETS                                     $353,178   $333,496
                                                 --------   --------

               LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

CURRENT LIABILITIES

  CUSTOMER DEPOSITS                               167,360    138,799
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         51,393     24,062
  CURRENT PORTION OF NOTES PAYABLE                290,685      2,654
                                                 --------   --------
    TOTAL CURRENT LIABILITIES                     509,438    165,515

LONG-TERM DEBT
   NOTES PAYABLE, NET OF CURRNT PORTION                 -      4,986

STOCKHOLDERS  EQUITY

  COMMON STOCK (PAR VALUE $.0001,
    AUTHORIZED 100,000,000 SHARES,
    ISSUED AND OUTSTANDING
    7,500,000 SHARES)                                 750        345
  PAID IN CAPITAL IN EXCESS OF PAR                658,197    658,602
  DEFICIT ACCUMULATED DURING
  THE DEVELOPMENT STAGE                          (815,207)  (495,952)
                                                 --------   --------
    TOTAL STOCKHOLDERS (DEFICIT) EQUITY          (156,260)   162,995
                                                 --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS  EQUITY   $353,178   $333,496

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  A DEVELOPMENT STAGE ENTERPRISE
               CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                   NINE MONTHS ENDED      THREE MONTHS ENDED
                                   9/30/97    9/30/96     9/30/97    9/30/96
                                  --------   --------    --------   --------
REVENUES - NET                    $ 87,925   $ 19,463    $ 50,466   $ 11,670

COST OF GOOODS SOLD                 24,165     79,075      10,228     65,834

GROSS PROFIT                        63,760    (59,612)     40,238    (54,164)

OPERATING EXPENSES

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES        361,756    305,228     131,671    212,562
  DEPRECIATION AND
    AMORTIZATION EXPENSE             9,972      1,119       3,324        729

    TOTAL OPERATING EXPENSES       371,728    306,347     134,995    213,291

OPERATING LOSS                    (307,968)  (365,959)    (94,757)  (267,455)

INTEREST EXPENSE NET               (11,287)    (5,975)     (4,849)    (4,165)

NET (LOSS)                        (319,255)  (371,934)    (99,606)  (271,620)

NET (LOSS) PER SHARE                  (.04)      (.05)       (.01)      (.04)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING             7,500,000  7,500,000   7,500,000  7,500,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  A DEVELOPMENT STAGE ENTERPRISE
               CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                           (UNAUDITED)

                                                   9/30/97     9/30/96
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET (LOSS)                                     $(319,255)  $(271,620)

  ADJUSTMENTS TO RECONCILE NET (LOSS) TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:

    DEPRECIATION AND AMORTIZATION                    9,972       1,119
    CHANGES IN ASSETS AND LIABILITIES:
      (INCREASE) IN ACCOUNTS RECEIVABLE             (6,027)     (2,410)
      (INCREASE) DECREASE IN INVENTORY              (8,341)   (130,999)
      (INCREASE) IN PREPAID EXPENSE                 (6,692)     (1,793)
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE       27,331      54,312
      INCREASE IN CUSTOMER DEPOSITS                 28,561      27,635
      DECREASE IN SECURITY DEPOSITS                  5,580           -

  NET CASH (USED IN) OPERATING ACTIVITIES         (268,871)   (323,756)

CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:

  ACQUISITION OF FIXED ASSETS                         (603)   (121,754)
  NOTES PAYABLE                                    283,045      (5,500)
  PATENT COSTS                                     (37,777)    (66,130)
  SALE OF STOCK                                          -     619,624

  NET CASH PROVIDED BY INVESTING ACTIVITIES        244,665     426,240

NET INCREASE (DECREASE) IN CASH                    (24,206)    102,484

CASH - BEGINNING OF PERIOD                          53,849      79,486

CASH - END OF PERIOD                               $29,643    $181,970

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 1997 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Simplex Medical Systems, Inc. (the "Company") and its wholly-owned subsidiaries, Simplex Medical Systems, Inc.(a Florida corporation) and Analyte Diagnostics, Inc., have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB.

These financial statements give effect to the March 5, 1997 reverse acquisition whereby Music Tones Ltd. (name subsequently changed to Simplex Medical Systems, Inc.) acquired all of the outstanding common stock of Simplex Medical Systems, Inc. as if the transaction occurred on September 15, 1995.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $815,207 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of September 30, 1997, the Company has generated net operating loss carryforwards totalling $(815,207) which are available to offset future taxable income, if any, through the year 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at September 30, 1997:

       Deferred Tax Assets:
         Net Operating Loss Carryforward          (815,207)

       Valuation Allowance                        (815,207)

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1996

       During the three months ended September 30, 1997, the Company had $50,466 in revenue compared to $11,670 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of samples of the Company s Rapid HIV Saliva Test for testing and evaluation purposes.

       Sales contracts for the Saliva Test have been executed with vendors in Brazil, Venezuela, Saudi Arabia, Thailand, the Philippines, Honduras, Costa Rica and other third world countries. However, the Company is waiting on final approvals from the appropriate regulatory authority in each country before sales can be made.

       The Company has received permission from the State of Florida Department of Health to commence human testing of its HIV Saliva Test Kit in Broward County, Florida. This testing will be used to gather the data for submission to the U.S. Food & Drug Administration. Phase One of the testing has been completed and Phase Two has commenced.

       Expenses for the three months ended September 30, 1997 decreased to $134,995 as compared to $213,291 in the corresponding prior year period. The decrease was due to the fact that most of the expenses related to launching the Company's Saliva test product and the Dental airbrator have already been received.

       The Company has signed a long term exclusive distribution contract with Sybron Dental Specialties, Inc. which will distribute the Company's Dental Airbrator. Sales under this contract are expected to commence in early 1998.

       NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996

       During the nine months ended September 30, 1997, the Company had $87,923 in revenue compared to $19,463 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of samples for testing and evaluation purposes.

       Expenses for the nine months ended September 30, 1997, increased to $371,728 as compared to $306,347 in the corresponding prior year period due to the increased level of activity in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 1997, the Company has negative working capital of approximately $(314,492) compared to approximately $32,577 at December 31, 1996. The reduction in working capital was primarily due to the $(319,255) capital loss during the nine months ended September 30, 1997.

       As of September 30, 1997, the Company had no material commitments for capital expenditures.

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

                                    SIMPLEX MEDICAL SYSTEMS, INC.

Date:   November 13, 1997           By /s/ Nicholas G. Levandoski
                                       Nicholas G. Levandoski
                                       Acting President, Treasurer and
                                       Director

                             EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically