Form 10KSB
period 1997-12-31
SIMPLEX MEDICAL SYSTEMS INC
filed 1998-04-28
CIK 1011854

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: December 31, 1997

                      Commission file number: 0-28154

                        SIMPLEX MEDICAL SYSTEMS, INC.
                        (Formerly "Music Tones Ltd.")
             ----------------------------------------------
             (Name of small business issuer in its Charter)

           Colorado                                        84-1337509
-------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

              430 Ansin Boulevard, Suite G, Hallandale, Florida 33009
            -----------------------------------------------------------
            (Address of principal executive offices, including zip code)

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $71,461.

As of April 21, 1998, 7,500,000 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $3,665,000.

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

     On March 5, 1997, the Company completed a reverse acquisition of 100% of the outstanding common stock of Simplex Medical Systems, Inc., a Florida corporation ("Simplex-Florida") in exchange for 3,453,000 shares of the Company's Common Stock which resulted in the shareholders of Simplex-Florida acquiring approximately 46.04% of the shares outstanding in the Company. In connection with the closing of this transaction, several shareholders submitted for cancellation a total of 31,953,000 shares of common stock. As a result, after the acquisition of Simplex-Florida there were a total of 7,500,000 shares outstanding.

     Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its wholly-owned subsidiary, Simplex-Florida, and its wholly-owned subsidiary Analyte Diagnostics, Inc. ("ADI").
Simplex-Florida was incorporated in Florida in September 1995, and ADI was incorporated in Florida on June 6, 1995.

DESCRIPTION OF BUSINESS

     GENERAL

     The Company is engaged in the development, acquisition, manufacturing and marketing of medical diagnostic products for point-of-care testing. The Company offers a diagnostic test for HIV which screens saliva instead of blood or urine. The countries which have approved or permitted the sale of these test kits include Hong Kong, Venezuela, Spain, Costa Rica, Italy, Bahamas, New Zealand and Argentina. The Company was also issued an approval in Brazil, but due to a change in their government and a consequent change in the certifying hospital, the Company had to resubmit the documents and redo the clinical trials. This has been completed and the Company expects re-approval during May 1998.

     The Company has acquired, through internal development, assignment, acquisition, and a series of joint development agreements, certain rights to technology for non-invasive diagnostic products, specifically products for detection of HIV antibodies in saliva, and for the testing of diabetics to monitor their daily dietary and insulin requirements. The non-invasive collection and analysis of biological fluids, specifically, the devices for collection of saliva and biological fluids extracted through the skin of a sample donor, are expected to replace many of the present test regimes for diagnostics products that are currently in use.

     THE COMPANY'S PRODUCTS

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

     During April 1998 the Company received a letter from the FDA that the FDA had reviewed the Company's 510(k) notification regarding the saliva collector and had approved marketing of the product in the United States. The Company next intends to submit a 510(k) premarket notification for one of the Company's test kits which incorporate the saliva collector.

     The fluid collection device to be manufactured and distributed by the Company is also suitable for use with any one of a variety of screening tests for on-site determination of the presence of pollutants in drinking water, waste streams and in environmentally sensitive habitats.

     The countries which have approved or permitted the sale of these test kits include Hong Kong, Venezuela, Spain, Costa Rica, Italy, Bahamas, New Zealand and Argentina. The Company was also issued an approval in Brazil, but due to a change in their government and a consequent change in the certifying hospital, the Company had to resubmit the documents and redo the clinical trials. This has been completed and the Company expects re-approval during May 1998.

     During March 1997, the Company signed a Memorandum of Understanding with Sun Biomedical Laboratories, Inc. ("Sun") to collaborate on the development of a new saliva-based diagnostic test for mumps, rubella and pertussis (whooping cough). Sun is a bio-tech product development and manufacturing company located in Cherry Hill, New Jersey.

     B. DENTAL AIRBRATOR. The Company has developed and applied for patents and FDA approval on a disposable handpiece which attaches to standard air abrasive etching devices used by dentists for tooth bonding procedures. The product effectively abrades the surface of teeth, but has no effect at all on soft tissue. Because it is disposable and there is no need for extensive sterilization procedures, the product increases patient through-put.

     During April 1997 the Company received a letter from the FDA that the FDA had completed the scientific review portion of the Company's 510(k) premarket notification regarding the airbrator, and the airbrator is approved for marketing in the United States for the use of abrading the surface of teeth.

     During July 1997, the Company entered into a Distribution Agreement with Sybron Dental Specialties, Inc. ("Sybron") pursuant to which the Company appointed Sybron as the exclusive worldwide distributor for the airbrator. Several of the terms of this agreement were amended during December 1997. The agreement, as amended, provides that, subject to the Company satisfying its obligations under the agreement, Sybron will purchase from the Company at least three million airbrators per year commencing on December 1, 1998, and continuing for the five year term of the agreement. Sybron paid a $30,000 one-time license fee to the Company during 1997 for the grant of this distributorship. Pursuant to the agreement, the Company is responsible for using commercially reasonable efforts to produce, supply and ship the airbrators in accordance with Sybron's orders.

     C. THE NON-INVASIVE GLUCOSE TEST is a formulation and method for the analysis of interstitial fluids to determine the presence and/or concentration
of an analyte of interest such as glucose.   The test kit comprises one or
more reagents for the extraction and collection of the fluid, a collection device and an analyte sensitive element integrated with the collection device that is responsive to and capable of identifying the analyte contained in the extracted fluid. This product configuration is clearly in the research and development stage as no final commercial embodiment has been created. Nor can the Company determine with certainty if it infringes upon patents and other claims inasmuch as this is an area of active development by a number of competing companies. Neither the Company nor ADI have a patent pending for this technology.

     D. BIOVEN ANTI-INFLAMMATORY/ANTI-ARTHRITIC TREATMENT is a powerful and safe treatment for the symptomatic treatment of Rheumatoid Arthritis ("RA"). The Company's principal scientist developed BIOVEN after fifteen years of extensive research in the field of immunology. BIOVEN has undergone significant clinical trials in several foreign countries and has gained approval for administration in Hong Kong and Nicaragua, but not in the United States.

     BIOVEN is a result of years of experimentation, evaluation and historical study in the field of peptide use. The product is currently administered as an injectable solution made under the strict guidelines of the FDA, however, the FDA has not approved BIOVEN for use in the United States. The BIOVEN mode of action is believed to function by reversing the body's chemical/immunological imbalances that are present in RA. Hospital studies and laboratory data have confirmed that in the typical case where the RA test is positive, the treatment with BIOVEN returns test results to normal. The immunoglobulin fractions of patients' blood with RA that are abnormal are returned to baseline normal levels after treatment with BIOVEN. The biological results are quantifiable. After treatment with BIOVEN, the joint inflammation is reduced, the joint pain is removed and a general feeling of well-being is reported by most patients. Patients who have previously required high doses of pain medication, such as aspirin, can reduce the amount of medication needed and, in many instances, stop taking all secondary pain medications.

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

     BIOVEN can be made available for clinical trials worldwide and for sale in countries where approval is currently in force. The Company believes the market for both BIOVENs in the countries where it is currently licensed is very significant. Major steps have been undertaken to gain approval in the European Economic Community and the Company has recently received approval of BIOVEN for veterinary use in France. The Company has not applied for FDA approval for Bioven for use in the United States due to the significant expenditure which would be required for the product since it must be injected. If approval was applied for, there be no assurance that such approval would be forthcoming. It should be emphasized that no market test studies have been undertaken by the Company and no patents have been acquired nor are any pending for this product.

     E. FLAVOR ENHANCEMENT. The Company has developed a proprietary process which allows for the incorporation of flavor essences into an edible support material using food grade materials and approved printable inks. This process has given rise to a new form of advertising sampler which will enable a consumer to sample new food and beverages through newspaper ads, point of sale displays or direct mailings. The encapsulation process and method of manufacturing are proprietary and the Company has applied for patent protection for this technology.

     RESEARCH AND DEVELOPMENT

     The Company spent $103,324 on research and development of new products during the year ended December 31, 1997.

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

     Other than as described below, no FDA approval has yet been received for any of the Company's products and there can be no assurance that such approval will ultimately be obtained. In this regard, special attention should be given to the Company's primary product, the saliva collection device. Although the saliva collection device received FDA approval in April 1998 (See "The Company's Products" above), the test kit which incorporates the collection device has not been approved by the FDA for sale within the United States. It is however, the Company's proposal to export the test kit in compliance with the applicable laws and regulations administered by the FDA. Initially, because the test device has not been approved for use in the United States, the Company would have to comply with the FDC Act, if it wishes to export the device in its finished form. To export the completed saliva test kit from the United States, the Company does not only need to receive permission to export the product into the foreign country, it also had to submit to the FDA, basic data regarding the safety of the finished device in order for the agency to determine that export is not contrary to public health and safety. The FDA has approved the export of both the saliva collection device and the test kit for hepatitis B, provided that the appropriate regulatory agency of the country to which the product is exported has approved the importation and use of the product.

     During April 1997 the Company received a letter from the FDA that the FDA had completed the scientific review portion of the Company's 510(k) premarket notification regarding the airbrator, and the airbrator is approved for marketing in the United States for the use of abrading the surface of teeth.

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

     PATENTS AND PROPRIETARY INFORMATION

     The Company presently has pending, two (2) patent applications in the United States, on certain aspects of its saliva collection testing device. Inasmuch as the Company intends to sell its products in foreign markets it intends to seek foreign patent protection on such products and technologies, although it has not yet obtained such protection. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's products and technologies and the degree of protection afforded.

     The Company also has one pending patent application in the United States relating to the dental air abrasion device (airbrator), and three other applications for other technologies which the Company is developing.

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

     EMPLOYEES

     The Company currently has five employees. The Company is not subject to any collective bargaining agreement and believes that its relationships with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its corporate offices at 430 Ansin Boulevard, Suite G, Hallandale, Florida 33009. Until February 1998, the Company rented approximately 3,700 square feet at this location and paid approximately $1,675 per month for rent pursuant to a lease which was scheduled to expire August 31, 1998. The Company also rented approximately 1,900 square feet of lab space in the same building pursuant to a lease which required monthly payments of approximately $900 and which was scheduled to expire September 30, 1998.

     On February 11, 1998, the Company entered into a new lease with the same landlord for office and warehouse space at a new nearby location. The five year lease commenced April 1, 1998, and requires monthly rental payments of $4,000 plus tax. The Company has the option to renew the lease for five additional years. This new lease replaces and cancels the two lease agreements described above.

     The Company expects to move to its new offices during May or June 1998.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than the law suit described below, there are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

     On or about August 11, 1995, Americare Transtech, Inc. ("Americare"), Americare Biologicals, Inc. and International Medical Associates, Inc., through their principal, Joseph D'Angelo ("D'Angelo"), instituted suit against six parties in the Broward County circuit court under case no. 95-011256 (21). The complaint was dismissed and subsequently amended on or about May 17, 1996, and included Simplex-Florida as a defendant in one count of the amended complaint. The complaint alleges that ADI misappropriated Americare's proprietary and trade secret technology relating to the saliva sample collection system and non-invasive glucose detection technology. No specified amount of damages was alleged other than to claim that the amount exceeded $15,000. Nine affirmative defenses have been filed in response to the allegations. Simplex intends on aggressively defending the case and believes that the action lacks merit and has been filed as a retaliatory measure by D'Angelo as a result of an earlier action filed against D'Angelo and Americare by one of Simplex's principals. The suit is currently in the discovery stage and it is expected to go to trial late in 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

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

             QUARTER ENDED                 HIGH BID     LOW BID
             --------------                --------     -------
             March 31, 1997                $3.3125      $.03125
             June 30, 1997                 $3.0625      $1.75
             September 30, 1997            $2.875       $1.4375
             December 31, 1997             $2.3125      $1.1875

             March 31, 1998                $1.78125     $ .75

     (b) HOLDERS. As of March 31, 1998, the Company had approximately 85 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d)  RECENT SALES OF UNREGISTERED SECURITIES.  None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS

     The Company s revenues during the year ended December 31, 1997 were $71,461 as compared to $25,840 during the year ended December 31, 1996. The increased revenues were due to increased sales of the Company's saliva test kits to distributors in foreign countries for the purpose of testing the products and obtaining approvals to sell the products in these countries.

     Costs of goods sold increased from $25,269 in the year ended December 31, 1996 to $48,121 in the year ended December 31, 1997 due to the increased sales. Cost of goods sold as a percentage of sales dropped from 98% in 1996 to 67% in 1997. The margin on the Company s saliva test kits will increase significantly once the Company starts manufacturing the kits in commercial quantities.

     Selling, general and administrative expenses increased from $403,049 in the year ended December 31, 1996 to $485,086 in the year ended December 31, 1997 due to the increased level of activity in the Company s business, and the fact that the Company completed a reverse acquisition with a public company during March 1997 which caused the Company s legal and accounting expenses to increase.

     During the year ended December 31, 1997 the Company received other income of $167,360 from the forfeiture of customer deposits for marketing rights to the Company s HIV test kits, and the Company received $30,000 from Sybron Dental Specialities, Inc. pursuant to the distribution agreement relating to the Airbrator.

     Interest expense increased from $6,469 in the year ended December 31, 1996 to $19,505 in the year ended December 31, 1997 due to the increased amount of debt outstanding during 1997.

     The net loss for the year ended December 31, 1997 declined to $309,944 from $434,640 for the year ended December 31, 1996 due primarily to the other income received during 1997 related to the forfeiture of customer deposits and the license fees.

     The Company has reviewed the effect that the year 2000 will have on its essential computer systems, especially those related to its ongoing operations and its internal control systems, including the preparation of financial information. The Company has plans underway to ensure that there will be no significant adverse effect on its operations or accounting records related to the year 2000.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital was a negative $19,021 at December 31, 1997 as compared to a positive $32,577 at December 31, 1996. The decrease in working capital was primarily due to the net loss for 1997 of $309,944.

     During the year ended December 31, 1997, cash used in operating activities was $303,861 as compared to $532,289 of cash used in operating activities for the year ended December 31, 1996. The principal contributing factor was the 1997 loss of $309,944.

     During the year ended December 31, 1997 net cash used in investing activities was $50,581 as compared to $101,084 in the prior year.

     During the year ended December 31, 1997 the net cash provided by financing activities was $342,336 as compared to $607,781 in the prior year. In 1997 the Company received $294,990 in loans from a shareholder and an additional $50,000 loan from an investor. The Company has prepared the financial statements on a going concern basis with the assumption that the Company will secure additional financing from the sale of the Company's common stock for up to $1,000,000 in proceeds. The Company also expects to generate revenues from the sale of its test kits in countries where the products have been approved for sale.

     During March 1998 the Company signed a letter of intent with Automated Health Technologies, Inc. ("AHT") and an investment partnership pursuant to which the Company will acquire a 19% interest in AHT. The Company will also grant a put option for the remaining 81% of AHT whereby the Company would be required to issue its common stock for the remaining 81%. Pursuant to this letter of intent Mr. Colin Jones, the CEO of AHT has become the President and Chairman of the Company. The letter of intent also provides that the investment partnership will raise $1 million for a number of shares which approximates 20% of the Company on a fully diluted basis. The definitive agreement has not been executed as of the filing of this Report, however, the partnership has loaned the Company $200,000 during March and April 1998.

     The Company has no material commitments for capital expenditures at the time of the filing of this Report.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-6 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

            NAME                 AGE   POSITIONS HELD AND TENURE
-----------------------------    ---   ----------------------------------
Colin N. Jones                   77    President and Chairman of the Board

Nicholas G. Levandoski, Ph.D.    61    Vice President - Research and
                                       Development, Secretary, Treasurer
                                       and Director of the Company;
                                       and Director of Research and
                                       Development for Simplex-Florida

Henry B. Schur                   53    Vice President - Business Development
                                       and Director of the Company; Vice
                                       President and a Director of
                                       Simplex-Florida

Joel Marcus                      58    Director

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

     COLIN N. JONES has served as the President and Chairman of the Board of the Company since April 10, 1998. Mr. Jones has served as CEO and Chairman of Automated Health Technologies since November 1996 and was a consultant to that firm from February 1996 to November 1996. From July 1994 until January 1996, he served as Chairman, International of INTEC, an international consulting firm specializing in reengineering. From February 1983 until March 1988, he served as Chairman of Proximity Technologies and continued as Vice President, International until July 1994 for Franklin Electronics, which had purchased Proximity Technologies. From June 1974 until February 1983, he owned and operated his own merger and acquisition firm. From January 1970 until June 1974, he was President and CEO of Sensormatic Electronics and remained a consultant until June 1974. From September 1950 until January 1970, he was employed by IBM in various positions with his final position being Manager of Sales Programs for the Office Products Division. Mr. Jones received a BSME Degree from the University of Texas in 1949.

     DR. NICHOLAS LEVANDOSKI has served as the Vice President of Research and Development, Secretary, Treasurer and a director of the Company since March 5, 1997. He also served as acting President from March 5, 1997 until April 10, 1998. He has served as Director of Research and Development for Simplex-Florida since June 1995. Dr. Levandoski has extensive research and clinical experience, including military, industry and hospital environments. Dr. Levandoski received a B.S. degree in Chemistry/Biology from the University of Notre Dame in 1958. After a brief period in private industry (Abbott Laboratories, N. Chicago, Illinois), Dr. Levandoski enlisted and served in the Medical Service Corps. of the U.S. Army from 1959 to 1962. While on active duty in Medical Service Corps., Dr. Levandoski enrolled and attended the graduate school of the University of Denver where he continued his studies in organic chemistry. Upon release from active duty in 1962, Dr. Levandoski was hired as the Director of Laboratory of Metabolic Division of the U.S. Army Research and Nutrition Laboratory, Denver, Colorado, from 1962 to 1964, and he completed his graduate studies in 1964. He thereafter held responsible positions in industry, including Cordis Corps., Miami, Florida, from 1965 to 1971, in the Diagnostic Products Division; Benasil Corporation, Miami, Florida from 1977 to 1979; and Director of Corporate Compliance (FDA) for North American Biologicals, Miami, Florida. In 1979, Dr. Levandoski returned to active duty in the U.S. Army as Executive Officer and Hospital Administrator for a 1,000-bed general hospital in Miami, Florida. In 1982, Dr. Levandoski was selected to attend the National War College, Ft. McNair, Washington, D.C.; and was thereafter assigned to the Pentagon in Washington, D.C., Division of Reserve Affairs, where he remained until his retirement as a full Colonel in 1984.

     MR. HENRY SCHUR has served as the Company's Vice President of Marketing and a Director since March 5, 1997. He has served as President of Analyte Diagnostics, Inc., a wholly owned subsidiary of Simplex-Florida since June 1995. He is the Company's principal scientist and one of the principal inventors of the Company's products. Mr. Schur has an undergraduate degree in Health Sciences from Florida International University and post graduate studies in Business Management at the University of Oklahoma. In the course of Mr. Schur's professional career, he has occupied responsible positions with companies engaged in the manufacture of diagnostics products and biochemicals, including specifically, Arcade, Inc., Chattanooga, Tennessee (1986 to 1987), and Cordis Corporation, Miami, Florida (1966 to 1968). Mr. Schur, in 1991, was formerly employed by Americare, with whom Mr. Schur is now in litigation. Mr. Schur is a principal inventor of a number of the Company's products and has a number of issued U.S. and foreign patents to his credit.

     JOEL MARCUS has served as a Director of the Company since December 1997. He has been self-employed as a certified public accountant in Florida since 1974 when he became a licensed CPA. Mr. Marcus received a Bachelor of Science Degree in Business Administration from Hofstra University in New York in 1960 and completed graduate studies at CW Post Tax Institute in 1963.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except as follows:
International Technologies Ltd., a principal shareholder, failed to file a Form 3 and one Form 4 reporting its initial ownership position and one transfer during 1997. The shareholder has also not filed a Form 5 for 1997.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1996 and December 31, 1997:

                                  SUMMARY COMPENSATION TABLE

                                                           LONG-TERM
COMPENSATION

-----------------------------------
                           ANNUAL COMPENSATION               AWARDS
PAYOUTS
                          -----------------------  --------------------------
-------
                                                            SECURI-
                                                             TIES
                                                            UNDERLY-
                                           OTHER     RE-      ING
ALL
                                           ANNUAL  STRICTED OPTIONS/
OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP
COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS
SATION
------------------  ----  -------  -----   ------  -------- --------  -------
------
Nicholas G.         1997  $43,500    --    $19,400    --     250,000     --
 --
 Levandoski, Ph.D., 1996  $    --    --    $21,956    --        --       --
 --
 President

                    AGGREGATED OPTION EXERCISES IN YEAR ENDED
              DECEMBER 31, 1997 AND DECEMBER 31, 1997 OPTION VALUES

                                          SECURITIES UNDER-   VALUE OF UNEXER-
                      SHARES              LYING UNEXERCISED    CISED IN-THE
                     ACQUIRED                   OPTIONS        MONEY OPTIONS/
                        ON                   AT 12/31/97        AT 12/31/97
                     EXERCISE     VALUE      EXERCISABLE/      EXERCISABLE/
     NAME            (NUMBER)    REALIZED   UNEXERCISABLE      UNEXERCISABLE
     ----            --------    --------  ----------------   ----------------
Nicholas Levandoski     -0-      $  -0-    250,000/250,000          0/0

                         OPTIONS GRANTS IN LAST FISCAL YEAR
                                 Individual Grants

                    NUMBER OF       % OF TOTAL
                    SECURITIES       OPTIONS
                    UNDERLYING      GRANTED TO     EXERCISE OR
                     OPTIONS       EMPLOYEES IN    BASE PRICE     EXPIRATION
      NAME          GRANTED(#)      FISCAL YEAR      ($/SH)          DATE
      ----         ------------    ------------    -----------    ----------
Nicholas Levandoski   250,000          54.3%          $1.58        8/27/02

STOCK OPTION PLAN

     During March 1997, the Board of Directors adopted a Stock Option Plan (the "Plan"), and on March 28, 1997, the Corporation's shareholders approved the Plan. The Plan authorizes the issuance of options to purchase up to 2,000,000 shares of the Company's Common Stock.

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

     During 1997 the Company granted options to seven persons to purchase a total of 490,000 shares of common stock at a price of $1.58 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ----------------         --------
Henry B. Schur                     1,042,500<FN1>            13.9%
430 Ansin Boulevard, Suite G
Hallandale, Florida 33009

Debra L. Ross                      1,042,500<FN2>            13.9%
430 Ansin Boulevard, Suite G
Hallandale, Florida 33009

John E. Trafton                      878,000                 11.7%
285 Sunrise Drive, Apt. 16
Key Biscayne, Florida 33149

Colin N. Jones                          --                    --
1025 N.W. 17th Avenue
Delray Beach, Florida  33445

Nicholas G. Levandoski                     0<FN3>             -0-
430 Ansin Boulevard, Suite G
Hallandale, Florida 33009

Joel Marcus                           90,000<FN4>             1.2%
676 West Prospect Road
Fort Lauderdale, Florida  33309

International Technologies Ltd.    1,300,000                 17.3%
c/o William Smith
P.O. Box F-40729
Freeport, Bahamas

All Directors and Officers         1,312,500<FN1>            17.5%
as a Group (4 Persons)
_______________________

<FN1>
Includes 862,500 shares held of record by Mr. Schur's wife, Debra Ross, 80,000 shares held by Mr. Schur's daughter, and 100,000 shares held in trust for Mr. Schur's daughter. Does not include options to purchase 100,000 shares since the Company's stock option plan is awaiting shareholder approval.
<FN2>
Includes 862,500 shares held directly by Ms. Ross, 80,000 shares held by Ms. Ross' daughter, and 100,000 shares held in trust for Ms. Ross' daughter.
<FN3>
Does not include options to purchase 250,000 shares since the Company's stock option plan is awaiting shareholder approval.
<FN4>
Does not include options to purchase 100,000 shares since the Company's stock option plan is awaiting shareholder approval.

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

TRANSACTIONS INVOLVING THE COMPANY

     On March 20, 1996, the Company issued to each of Mesdames Colleen E. Schmidt, a Director of the Company, and a Company Director, and Sandra S. Steinberg, a Director of the Company, 15,000,000 shares of the Company's common stock, $.0001 par value per share (a total of 30,000,000 shares of common stock), in consideration, in each case, for the sum of $5,000 in cash (a total of $10,000 in cash). These shares collateralized two non-interest bearing promissory notes in the principal amount of $2,500 each (an aggregate face amount of $5,000), due and payable on May 31, 1996, of which each of Mesdames Schmidt and Steinberg are the makers and the Company is the holder.

     During the year ended December 31, 1997, the Company entered into several short term notes payable with Joel Marcus, a director of the Company, totaling $294,990, bearing interest at 10% per annum. Joel Marcus subsequently assigned these notes to International Technologies Ltd., a shareholder. As a of December 31, 1997, $284,990 of these notes payable had expired terms. On April 2, 1998, the Company entered into an agreement with International Technologies Ltd. to extend the terms of the notes for a three year period with interest at 10% per annum. These notes will be amortized over the three year period with payments on principal to be made only if the Company records pre-tax earnings in excess of the principal amount due. If an additional extension of time is necessary, this agreement grants an extension until such time as pre-tax profits are sufficient to amortize the loans over the three year period.
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

     (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report                                   F-1

Financial Statements:

     Balance Sheets                                            F-2

     Statements of Operations                                  F-3
     Statements of Stockholders' Equity (Deficit)              F-4
     Statements of Cash Flows                                  F-5
     Notes to Financial Statements                             F-6

SCHMIDT, RAINES, TRIEST, DICKENSON & ADAMS, P.L.
Certified Public Accountants and Consultants to Business

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Simplex Medical Systems, Inc.
     and Subsidiary
Hallandale, Florida

We have audited the accompanying consolidated balance sheets of Simplex Medical Systems, Inc. and Subsidiary (a development stage company) as of December 31, 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Simplex Medical Systems, Inc. and Subsidiary as of December 31, 1996 were audited by other auditors whose report dated May 16, 1997 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simplex Medical Systems, Inc. and Subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $309,944 during the year ended December 31, 1997, and, as of that date, had a negative net worth of $146,949. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ Schnmidt & Co.
                              SCHMIDT, RAINES, TRIESTE,
                              DICKENSON & ADAMS, P. L.
Boca Raton, Florida
March 26, 1998

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND 1996
                                                        1997          1996
               ASSETS
Current assets:
  Cash                                               $  41,743     $  53,849
  Accounts receivable, net of allowance for
    uncollectible accounts of $2,321 for
    1997 and 1996                                        3,882         3,416
  Inventory                                            141,565       140,827
                                                     ---------     ---------
    Total current assets                               187,190       198,092
                                                     ---------     ---------
Equipment, less accumulated depreciation
  1997 $51,897; 1996 $25,804                            87,451       111,316
                                                     ---------     ---------
Other assets:
  Patents and trademarks, less accumulated
    amortization 1997 and 1996 $504                     66,861        18,508
  Deposits                                               6,692         5,580
                                                     ---------     ---------
                                                        73,553        24,088
                                                     ---------     ---------
                                                     $ 348,194     $ 333,496
                                                     =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses              $  75,074     $  24,062
  Current portion of notes payable                      61,044         2,654
  Customer and other deposits                           70,093       138,799
                                                     ---------     ---------
    Total current liabilities                          206,211       165,515
                                                     ---------     ---------
Notes payable, net of current portion                  288,932         4,986
                                                     ---------     ---------
Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 7,500,000 and 3,453,000
    shares issued and outstanding at December 31,
    1997 and 1996, respectively                            750           345
  Preferred stock, $.0001 par value, 10,000,000
    shares authorized, no shares issued or
    outstanding                                            -0-           -0-
  Additional paid-in capital                           658,197       658,602
  Deficit accumulated during the development stage    (805,896)     (495,952)
                                                     ---------     ---------
                                                      (146,949)      162,995
                                                     ---------     ---------
                                                     $ 348,194     $ 333,496
                                                     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD JUNE 6, 1995 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
        AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                      June 6, 1995
                                  (date of inception)
                                        through
                                   December 31, 1997    1997        1996
                                   ----------------- ---------   ---------
Revenues, net                         $  119,431     $  71,461   $  25,840

Cost of goods sold                        83,298        48,121      25,269
                                      ----------     ---------   ---------
Gross profit                              36,133        23,340         571

Operating expenses:
  Selling, general and
    administrative expenses              961,084       485,086     403,049
  Depreciation and amortization expense   52,401        26,093      26,229
                                      ----------     ---------   ---------
    Total operating expenses           1,013,485       511,179     429,278
                                      ----------     ---------   ---------
Net loss from operations                (977,352)     (487,839)   (428,707)

Other income (expense):
  Forfeiture of customer deposits        167,360       167,360         -0-
  License fees                            30,000        30,000         -0-
  Other income                               576            40         536
  Interest expense                       (26,480)      (19,505)     (6,469)
                                      ----------     ---------   ---------
   Total other income (expense)          171,456       177,895      (5,933)
                                      ----------     ---------   ---------
Net loss before income taxes            (805,896)     (309,944)   (434,640)

Income taxes                                 -0-           -0-         -0-
                                      ----------     ---------   ---------
Net loss                             $ (805,896)    $(309,944)  $(434,640)
                                     ===========     =========   =========
Loss per common share                               $   (0.05)  $   (0.15)
                                                    =========   =========
Weighted average number of shares                   6,790,389   2,866,651
                                                    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JUNE 6, 1995 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
        AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                                     Total
                                                                     Stock-
                                                                    holders'
                             Common stock   Paid-in Accumulated      Equity
                                Issued   Amount  Capital   Deficit  (Deficit)
Analyte Diagnostics, Inc.    ----------- ------  ------- ----------- --------
  Common stock issued on
    July 29,1995              24,750,000 $2,475  $ -0-    $  -0-   $  2,475
  1 for 200 reverse stock
    split October 31, 1995   (24,626,250)(2,462)   -0-       -0-     (2,462)
  Merger on October 31, 1995
    of Analyte Diagnostics,
    Inc. into Simplex Medical
    Systems, Inc.               (123,750)   (13)   -0-       -0-        (13)

Simplex Medical Systems, Inc. and Subsidiary
  Issuance of one share
    Simplex Medical Systems,
    Inc. $.0001 common stock
    for each two shares of
    Analyte    Diagnostics, Inc.
    common stock on October
    31, 1995                      61,875      6    -0-       -0-          6
  Shares issued for cash at
    par on October 31, 1995    1,053,625    105    -0-       -0-        105
  Cancellation of stock on
    October 31, 1995            (239,375)   (24)   -0-       -0-        (24)
  Net loss                           -0-    -0-    -0-   (61,312)   (61,312)
                             -----------  -----  ------- ---------  ---------
    Balance, December 31, 1995   876,125     87    -0-   (61,312)   (61,225)
  Shares issued for cash at
    par in February 1996          16,475      2    -0-       -0-          2
  Shares issued for equipment
    in February 1996             214,375     21   53,198     -0-     53,219
  Issuance of shares for
    private placement on
    June 7, 1996                 619,525     62  605,577     -0-    605,639
  Shares issued for 2 for 1
    stock split on September
    25, 1996                   1,726,500    173     (173)      -0-       -0-
  Net loss                           -0-    -0-      -0-  (434,640) (434,640)
                             -----------  ----- -------- ---------  ---------
  Balance, December 31, 1996   3,453,000    345  658,602  (495,952)  162,995
  Issue of shares in merger
    with Music Tones on
    March 5, 1997              4,047,000    405     (405)      -0-       -0-
  Net loss                           -0-    -0-      -0-  (309,944) (309,944)
                             ----------- ------ -------- ---------  ---------
  Balance, December 31, 1997   7,500,000 $  750 $658,197 $(805,896) $(146,949)
                             =========== ====== ======== =========  =========
The accompanying notes are an integral part of these consolidated financial statements.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD JUNE 6, 1995 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
        AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                         June 6, 1995
                                      (date of inception)
                                           through
                                       December 31, 1997     1997      1996
OPERATING ACTIVITIES                   ------------------ ---------  ---------
  Net loss                                 $ (805,896)   $(309,944) $(434,640)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Depreciation and amortization              52,401      26,093     26,229
     (Increase) decrease in:
       Accounts receivable                      (3,882)       (466)    (2,608)
       Inventory                              (141,565)       (738)  (131,741)
       Deposits                                 (6,692)     (1,112)    (2,188)
     Increase (decrease) in:
      Accounts payable and accrued
         expenses                               75,074       51,012   (15,706)
       Customer and other deposits              70,093      (68,706)   28,365
                                            ----------    ---------  ---------
  Net cash used in operating activities       (760,467)    (303,861) (532,289)
                                            ----------    ---------  ---------
INVESTING ACTIVITIES
  Proceeds from the sale of equipment              290          290       -0-
  Acquisition of fixed assets and patents     (207,003)     (50,871)(101,084)
                                            ----------    --------- ---------
  Net cash provided by (used in)
    Investing activities                      (206,713)     (50,581)(101,084)
                                            ----------    --------- ---------
FINANCING ACTIVITIES
  Proceeds from private placement              658,947          -0-  605,641
  Payments on notes payble                      (8,154)      (2,654)  (5,500)
  Proceeds from notes payable                  358,130      344,990    7,640
                                            ----------    ---------  --------
  Net cash provided by financing
    activities                               1,008,923      342,336  607,781

                                            ----------    ---------  -------
Net increase (decrease) in cash                 41,743      (12,106) (25,592)

Cash - beginning of period                         -0-       53,849   79,441
                                            ----------    ---------  -------
Cash - end of period                        $   41,743    $  41,743  $53,849
                                            ==========    =========  =======
The accompanying notes are an integral part of these consolidated financial statements.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Simplex Medical Systems, Inc. has been in the development stage since its inception on June 6, 1995. Since inception, the Company has been engaged in the development, acquisition, marketing and manufacture of medical diagnostic products, biological products for blood banking, bulk pharmaceuticals, and specialty chemicals, as well as seeking regulatory clearance, patent protection, and raising capital to fund operations.

The Company has patented and proprietary technology in the fields of: point of use medical and veterinary diagnostics; dental therapeutic devices; pharmaceutical products; and consumer products. The Company utilizes its own manufacturing facilities for the production of proprietary or quality sensitive materials and contracts out the other products and final packaging to third parties. The Company currently has products approved in several foreign countries and is actively marketing its products in those areas. Within the United States, the Company has received FDA registration on one of its major products and anticipates approval on its second major product during 1998.

The financial statements include the accounts of the Company s subsidiary, Analyte Diagnostics, Inc., from the date of its inception, June 6, 1995. Analyte Diagnostics, Inc. was a predecessor corporation to Simplex Medical Systems, Inc. which was formed on September 15, 1995. The two companies were merged into Simplex Medical Systems, Inc., on October 31, 1995, with all account balances recorded at cost. At the time, the Company had a 1 to 200 reverse stock split. Subsequently, the Company had a 2 for 1 stock split. All share references give effect to the post split plans.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Simplex Medical Systems, Inc., and its wholly owned subsidiary, Analyte Diagnostics, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

     INVENTORY

Inventory consists of finished goods as of December 31, 1997 and 1996 and is stated at the lower of cost (first-in, first-out method) or market.

     EQUIPMENT

Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged against operations as incurred.

     ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PATENTS AND TRADEMARKS

The cost of patents and trademarks acquired are being amortized on a straight-line basis over their estimated useful lives, ranging from 17 to 40 years, beginning when the trademarks and patents are approved.

     RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the year ended December 31, 1997 totaled $103,324.

     REVENUE RECOGNITION

Revenue from sales is recognized upon shipment of goods to the customer. License fee revenue is recognized upon receipt.

Revenue is recognized from the forfeiture of customer deposits based upon the individual terms contained in the International Distribution agreements with each customer. These deposits are non-refundable and are considered forfeited when the customer fails to perform certain requirements as described in their contract.

     IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS 121") in 1996. SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS 121 did not have a material impact on the Company s financial position or results of its operations.

     STOCK BASED COMPENSATION

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. SFAS 123 allows either the adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations with supplemental disclosures. The Company has chosen to account for all stock based arrangements under which employees receive shares of the Company s stock under APB 25 and make the related disclosures under SFAS 123. Since the method of accounting prescribed under SFAS 123 is not to be applied to options granted prior to January 1, 1995, there is no resulting pro forma compensation cost to be disclosed.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997. SFAS 128 establishes accounting standards for the computation, presentation, and disclosure of earnings per share information for entities with publicly held common stock or potential common stock.

     CAPITAL STRUCTURE

The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure", in 1997. SFAS 129 establishes disclosure requirements within the financial statements of the pertinent rights and privileges of the various securities outstanding.

RECENTLY ISSUED ACCOUNTING STANDARDS

     COMPREHENSIVE INCOME

The Financial Accounting Standards Board recently issued SFAS No. 130, "Comprehensive Income: Financial Statement Presentation". SFAS 130 establishes accounting standards for reporting and presenting comprehensive income and its components in a set of financial statements. For the purpose of this standard, comprehensive income is defined as the change in equity of a company arising from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. This standard is applicable to financial statements with fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is not expected to have a material impact on the Company s financial position or results of its operations.

     SEGMENT REPORTING

The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that public companies report certain information about operating segments, products and services, the geographic areas in which they operate, and their major customers. This standard is applicable to financial statements with fiscal years beginning after December 15, 1997. The adoption of SFAS 131 is not expected to have a material impact on the Company s financial position or results of its operations.

NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of shares actually outstanding during the years ended December 31, 1997 and 1996. Options to purchase 490,000 shares of common stock and bonds convertible into 50,000 shares of common stock were not included in computing net loss per share because the effect of such inclusion would be to decrease the reported net loss per share.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Deferred income taxes are determined based upon the difference between the financial statement carrying amount and the tax basis of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $805,896 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date.

As described in Note 15, "Subsequent Events", the Company has signed a letter of intent with Robertson & Partners, LLC ("Robertson") and Automated Health Technologies, Inc. ("AHT") in which the Company will purchase 19% of AHT common stock and issue a five year put option on the purchase of the remaining 81% of AHT s common stock. Furthermore, the chairman of AHT will become the Chairman and Chief Executive Officer of the Company. In addition, the letter of intent calls for the sale of 20% of the Company s stock to investors being sought by Robertson for $1,000,000.

Management believes that the funds raised through the sale of stock and income generated from the sale of several recently developed products will provide the Company with sufficient cash flow resources to fund the operations of the Company. Furthermore, management believes that the expertise gained through the employment of AHT s chairman will provide the Company with the non-financial resources necessary to efficiently and effectively operate the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - BUSINESS ACQUISITION AND MERGER

On March 5, 1997, the shareholders of the Company received 3,453,000 shares of the outstanding common stock of Music Tones, Ltd. ("MTL"), a publicly traded inactive company, in exchange for the same number of the Company s common stock in a reverse acquisition whereby the Company was deemed to be the acquirer. As of the date of the transaction, MTL had 36,000,000 shares of common stock issued and outstanding. Pursuant to the terms of the merger, MTL canceled 31,953,000 shares of its common stock which reduced its issued and outstanding shares to 4,047,000. After the closing, the Company s shareholders owned approximately 46.04% of the then issued and outstanding shares of MTL. This transaction has been accounted for as a pooling of interests. The combined and separate results of MTL and the Company as of the date of the merger have not been presented and the consolidated financial statements for the periods presented have not been

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

NOTE 3 - BUSINESS ACQUISITION AND MERGER (CONTINUED)

restated to include the accounts of MTL because management believes they are immaterial.

NOTE 4 - EQUIPMENT

Equipment consists of the following at December 31, 1997 and 1996

                                          Useful Life
                                          (in Years)    1997      1996
                                          ----------- --------  --------
Computer equipment                                5   $ 11,215  $ 11,215
Office furniture and equipment                  5-7      6,922     4,512
Shop equipment                                  5-7     80,291    80,579
Computer software                                 3      1,246     1,140
Molds                                             5     39,674    39,674
                                                      --------  --------
                                                       139,348   137,120
Less:  accumulated depreciation                        (51,897)  (25,804)
                                                      --------  --------
                                                      $ 87,451  $111,316
                                                      ========  ========
Depreciation expense totaled $26,093 and $25,704 for the years ended December 31, 1997, and 1996, respectively.

NOTE 5 - NOTES PAYABLE

During the year ended December 31, 1997, the Company entered into several short term notes payable with a shareholder totaling $294,990, bearing interest at 10% per annum. These notes were subsequently assigned to another shareholder. As of December 31, 1997, $284,990 of these notes payable had expired terms. On April 2, 1998, the Company entered into an agreement with the shareholder to extend the terms of the notes for a three year period with interest at 10% per annum. These notes shall be amortized over the three year period with payments on principal to be made only if the Company records pre-tax earnings in excess of the principal amount due. If an additional extension of time is necessary, this agreement grants an extension until such a time as pre-tax profits are sufficient to amortize the loans over the three year period. Accordingly, a portion of these notes payable has been classified as long-term debt as of December 31, 1997.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

NOTE 5 - NOTES PAYABLE (CONTINUED)

Notes payable as of December 31, 1997 and 1996 consisted of the following:

                                                         1997       1996
Note payable, vendor, due in monthly payments         --------    --------
of $318, including interest which is calcu-
ated at 18% per annum, final payment due July,
1999; collateralized by equipment with a net
book value of $7,714 as of December 31, 1997.         $  4,986    $  7,640

Note payable, shareholder, interest payable
at 10% per annum; payable as described above.          294,990         -0-

Convertible note payable, individual,
interest payable at 10% per annum on
December 18, 1998 and upon maturity on
June 18, 1999; convertible into common
stock at $1.00 per share (See Note 13).                 50,000         -0-
                                                      --------     -------
                                                       349,976       7,640
Less:  current maturities                               61,044       2,654
                                                      --------     -------
                                                      $288,932     $ 4,986
                                                      ========     =======
Aggregate annual maturities of the notes payable at December 31, 1997 are as follows:

During the year ending December 31,               1998      $ 61,044
----------------------------------                1999       146,905
                                                  2000       104,733
                                                  2001        37,294
                                                            --------
                                                            $349,976
                                                            ========

Interest expense totaled $19,505 and $6,469 during the years ended December 31, 1997 and 1996, respectively.

NOTE 6 - CUSTOMER AND OTHER DEPOSITS

Included in customer and other deposits at December 31, 1997 is $16,100 received from an individual as a deposit on stock to be issued.

NOTE 7 - LEASES

The Company is currently renting office and warehouse space in Hallandale, Florida pursuant to two lease agreements which expire in August and September 1998. See Note 15, "Subsequent Events", for disclosure of new lease arrangement.

Rent expense for the years ended December 31, 1997 and December 31, 1996 amounted to $27,791 and $27,418, respectively.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

NOTE 8 - RELATED PARTY TRANSACTIONS

A director and shareholder loaned the Company a total of $294,990 at various times during the year ended December 31, 1997 that were subsequently assigned to another shareholder of the Company. These notes were outstanding as of December 31, 1997 and are discussed in Note 5. Interest expense incurred in connection with these loans totaled $17,057 during 1997.

NOTE 9 - SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

During the years ended December 31, 1997 and 1996 cash paid by the Company for interest totaled $1,163 and $749, respectively.

In addition, equipment increased by $8,800 during the year ended December 31, 1996 due to the recording of a related note payable.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     NOTES PAYABLE

The carrying amount approximates fair value because the same terms and interest rates could be obtained for similar maturities.

     STOCK OPTIONS

It is not practicable to estimate the fair value of the Company s stock options because they are subject to trading restrictions and lack quoted market prices.

NOTE 11 - STOCK OPTIONS

In August 1997, the Board of Directors granted certain employees, directors and consultants of the Company stock options pursuant to the Company s 1997 Stock Option Plan. A total of 2,000,000 shares of the Company s stock have been reserved for the options to be granted under this plan. Eligible participants include any employee, officer, director or consultant that the Board of Directors, in its sole discretion, designates is eligible to participate in this Plan. The option exercise price is stated on the option grant and shall not be less than 100% of the fair market value of the shares on the date of the grant or the par value, whichever is greater. Unless otherwise stated on the option, each option is exercisable for ten years. As of December 31, 1997, the options granted under this plan totaled 490,000 shares exercisable within ten years at a price of $1.58 per share.

The following summarizes the status of the Company s stock options for the year ended December 31, 1997:

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

NOTE 11 - STOCK OPTIONS (CONTINUED)
                                                      Weighted-Average
                                           Shares     Exercise Price
                                          -------     ----------------
Outstanding at January 1, 1997             - 0 -
Granted and exercisable                   490,000         $1.58
Exercised                                  - 0 -
Forfeited                                  - 0 -

Outstanding at December 31, 1997          490,000         $1.58

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to stock options. The weighted average fair value of options granted during the year ended December 31, 1997 was $0.97, which was computed using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; expected volatility of 75%; and a risk free interest rate of 6%. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of FASB No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share for the year ended December 31, 1997 would have been $785,244 and $0.12, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions. Because the Company s stock options have characteristics that are significantly different from traded options and because changes in the valuation assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 12 - INCOME TAXES

The Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of December 31, 1997, the Company has generated net tax operating loss carryforwards totaling $805,896 which are available to offset future taxable income, if any. These loss carryforwards expire beginning in 2010. Due to limitations on the utilization of loss carryforwards resulting from ownership changes and separate return limitations and the uncertainty that the Company and its subsidiaries will be able to utilize the net operating losses, a 100% valuation allowance has been recorded against the deferred tax assets.

The following summarizes the components of the net deferred tax asset at December 31, 1997 and 1996:

                                                 1997      1996
     Deferred tax assets:                      --------    --------
          Net operating loss carryforward      $274,005    $147,778
     Valuation allowance                       (274,005)   (147,778)
                                               --------    --------
     Net deferred tax asset                    $  - 0 -    $  - 0 -
                                               ========    ========

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIT)

PRIVATE PLACEMENT

During 1996, the Company completed a private placement of 619,525 shares of common stock for $1 per share and received net proceeds of $605,639.

SHARES USED FOR EQUIPMENT

In February 1996, the Company issued 214,375 shares of its common stock to a director of the company in exchange for his 100% interest in a private company which was not active. This company manufactured specialty chemicals for the pharmaceutical and agricultural industries. The Company received primarily laboratory equipment as a result of this acquisition. The transaction has been recorded at the fair value of assets acquired.

CONVERTIBLE NOTES PAYABLE

On December 18, 1997 the Company issued an unsecured convertible note payable to an individual. This note bears interest at 10% per annum and matures on June 18, 1999. Upon issuance and at any time on or prior to the maturity date, any unpaid principal and accrued interest is convertible into fully paid and nonassessable shares of $0.0001 par value common stock at $1.00 per share.

NOTE 14 - LEGAL PROCEEDINGS

The Company has been named as one of six co-defendants in a lawsuit filed by the Company's principal scientist's previous employer, Americare Transtech, Inc. Americare Transtech, Inc. alleges damages for violation of Florida's Trade Secret Act with regard to the rights to the patent of the Company's saliva sample collection system. The Company has aggressively defended its position in the case and believes that the litigation lacks merit.

NOTE 15 - SUBSEQUENT EVENTS

LETTER OF INTENT

On February 20, 1998, the Company signed a letter of intent with Robertson & Partners, LLC ("Robertson") and Automated Health Technologies, Inc. ("AHT"). According to this letter of intent, the Company has agreed to buy 19% of AHT common stock for 500,000 shares of the Company's common stock and give AHT shareholders a 5 year put option on an additional 1,000,000 shares of the Company's common stock for the remaining 81% of AHT's common stock. In addition, the Company has agreed to issue 20% of its stock to investors being sought by Robertson in exchange for $1,000,000 to be raised during 1998. The Company received $200,000 of this additional capital in March and April 1998. Robertson's fee for raising this additional capital is 100,000 shares of the Company's common stock.

LETTER OF INTENT FOR JOINT VENTURE

On February 5, 1998, the Company signed a letter of intent for joint venture with S.S. White Technologies, Inc. in which the two companies will work together to introduce and market one of the Company's major products for industrial application.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

NOTES PAYABLE

On January 21, 1998, the Company executed two unsecured convertible 10% note agreements totaling $75,000. These notes mature on July 21, 1999 with interest payable on January 21 and July 21, 1999. These notes are convertible into shares of the Company s common stock at a price of $1.00 per share.

LEASE

On February 11, 1998, the Company entered into a lease agreement for office and warehouse space at a new location. This five year lease begins on April 1, 1998 and requires monthly rental payments of $4,000 plus tax. The Company has the option at the end of the lease term to renew the lease for an additional five years. This lease replaces and cancels the Company's existing lease agreements which expire in August and September, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 1998                 SIMPLEX MEDICAL SYSTEMS, INC.

                                     By:/s/ Colin J. Jones
                                       Colin N. Jones, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                   DATE

/s/ Colin N. Jones             President (Chief Executive    April 28, 1998
Colin N. Jones                 Officer) and Director

/s/ Henry B. Schur             Vice President of Marketing   April 28, 1998
Henry B. Schur                 and Director

/s/ Nicholas G. Levandoski     President, Vice President     April 28, 1998
Nicholas G. Levandoski,        of Research and Development,
  Ph.D.                        Secretary, Treasurer and
                               Chief Financial and Accounting
                               Officer) and Director

/s/ Joel Marcus                Director                      April 28, 1998
Joel Marcus