Form 10QSB
period 1998-03-31
SIMPLEX MEDICAL SYSTEMS INC
filed 1998-05-19
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 1998

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

There were 8,000,000 shares of the Registrant's Common Stock outstanding as of March 31, 1998.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  A DEVELOPMENT STAGE ENTERPRISE
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                                  3/31/98   12/31/97
                       ASSETS                   ----------- ---------

CURRENT ASSETS

  Cash                                           $144,666   $ 41,743
  Accounts Receivable (Net of allowance for
    uncollectible accounts of $2,321 for
    12/31/97 and 3/31/98)                           3,547      3,882
  Inventory                                       130,463    141,565
                                                 --------   --------
    Total Current Assets                          278,676    187,190
                                                 --------   --------
Property, Plant and Equipment, at cost
  (Net of accumulated depreciation and
   amortization of $6,551 and $51,897 on
   3/31/98 and 12/31/97, respectively)            96,683      87,451

OTHER ASSETS

  Deposits                                         10,892      6,692
  Organization Expenses                               300          -
  Patents and Trademarks (net of accumulated
    amortization of $504 and $$504 on
    3/31/98 and 12/31/97, respectively)            76,146     66,861
                                                 --------   --------
TOTAL ASSETS                                     $462,697   $348,194
                                                 ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  A DEVELOPMENT STAGE ENTERPRISE
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                           (Continued)

                                                  3/31/98   12/31/97
    LIABILITIES AND STOCKHOLDER'S EQUITY        ----------- --------

LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities         65,891     75,074
  Current Portion of Notes Payable                 61,044     61,044
  Customer Deposits                                43,225     70,093
                                                 --------   --------
    Total Current Liabilities                     170,160    206,211

LONG-TERM DEBT
  Notes Payables, Net of Current Portion          363,442    288,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001, Authorized
    100,000,000 Shares, Issued and Outstanding
    8,000,000 Shares on 3/31/98 and 7,500,000
    on 12/31/97)                                      800        750
  Preferred Stock (Par Value $.0001, Authorized
    10,000,000 Shares, No Shares Issued and
    Outstanding)                                        -          -
  Additional Paid-In Capital                      858,147    658,197
  Deficit Accumulated During the
    Development Stage                            (929,852)  (805,896)
                                                 --------   --------
    Total Stockholders' (Deficit) Equity          (70,905)  (146,949)
                                                 --------   --------
    Total Liabilities and Stockholders' Equity   $462,697   $348,194
                                                 ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  A DEVELOPMENT STAGE ENTERPRISE
               CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                                         Three Months Ended
                                                         3/31/98    3/31/97
                                                         --------   --------
REVENUES - NET                                           $ 42,298   $ 14,074

COST OF GOODS SOLD                                         19,601      7,594

GROSS PROFIT                                               22,697     (6,480)

OPERATING EXPENSES

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                               129,685    107,999
  DEPRECIATION AND
    AMORTIZATION EXPENSE                                    6,551      3,324

    TOTAL OPERATING EXPENSES                              136,236    111,323

OPERATING LOSS                                           (113,539)  (104,843)

INTEREST EXPENSE                                          (10,417)      (335)

NET (LOSS)                                               (123,956)  (105,178)

NET (LOSS) PER SHARE                                       (0.016)    (0.014)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                    7,500,000  7,500,000

The accompanying notes are an integral part of these consolidated financial statements.

           SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                  A DEVELOPMENT STAGE ENTERPRISE
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                   Three Months Ended
                                                   3/31/98     3/31/97
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                       $(123,956)  $(105,178)

  Adjustment to Reconcile Net Loss to Net Cash
    Used in Operating Activities:

    Depreciation and Amortization                    6,551       3,324

    Changes in Operating Assets and Liabilities
      Accounts Receivable                              335      (4,400)
      Inventory                                     11,102       6,040
      Deposits                                      (4,500)          0
      Accounts Payable and Accrued Liabilities      (9,183)      1,038
      Customer Deposits                            (26,868)     (4,011)
                                                  --------    --------
  Net Cash (Used in) Provided by
  Operating Activities                            (146,519)   (103,971)
                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets and Patents          (25,068)          0
  Notes Payable to Stockholders                          0      99,381
  Patent Costs                                           0      (2,880)
                                                  --------    --------
  Net Cash Provided by (Used In)
  Investing Activities                             (25,068)     96,501
                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Private Placement                  200,000           -
  Payments on Notes Payable                              -           -
  Proceeds from Notes Payable                       74,510           -
                                                  --------    --------
  Net Cash Provided by Financing Activities        274,510           -
                                                  --------    --------
Net Increase (Decrease) in Cash                    102,923      (7,470)

Cash - Beginning of Period                          41,743      54,086
                                                  --------    --------
Cash - End of Period                              $144,666    $ 46,616
                                                  ========    ========

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

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $(929,852) and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consists of $130,463 of finished goods as of March 31, 1998.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 1998:

     Office Furniture and Equipment                   $  19,692
     Lab Equipment                                      135,439
                                                      ---------
     Total Equipment                                    155,131
          Less:  Accumulated Deprecation                 58,448
                                                      ---------
     Total Property, Plant and Equipment              $  96,683
                                                      =========

NOTE 5 - NOTES PAYABLE

     Interest Expense for the period ended
     March 31, 1998, amounted to:                 $  10,417

     Interest Expense for the period ended
     March 31, 1997, amounted to:                 $     335

NOTE 6 - INCOME TAXES

To date, the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of March 31, 1998, the Company has generated net operating loss carryforwards totalling $(929,852) which are available to offset future taxable income, if any, through the year 2012. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at March 31, 1998:

       Deferred Tax Assets:
         Net Operating Loss Carryforward          $(929,852)

       Valuation Allowance                         (929,852)

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

     During the three months ended March 31, 1998, the Company had $42,298 in revenue compared to $14,074 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of samples for testing and evaluation purposes.

     The Company expects sales to increase significantly in the second quarter due to the orders that were received during the first quarter. Sales contracts have been executed with vendors in Brazil, Saudi Arabia, Thailand, the Philippines and other third world countries.

     Expenses for the three months ended March 31, 1998, were approximately $25,000 more that the corresponding prior year period. General selling and other administrative expenses increased due to additional personnel hired.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had negative working capital of approximately $(108,516) compared to approximately $19,021 at December 31, 1997. Due to existing in-house orders and the anticipated private sale of the Company's common stock, working capital is expected to increase during the second quarter of 1998.

     As of March 31, 1998, the Company had no material commitments for capital expenditures.

                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.   None.

Item 2.   Changes in Securities.

          SALES OF RESTRICTED SECURITIES. During the quarter ended March 31, 1998, the Company issued restricted securities as follows:

           In March 1998, the Company sold 500,000 shares of Common Stock to one accredited investor for $200,000.

          With respect to this sale, the Company relied on Section 4(2) of the Act. The investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificate and stop transfer orders were issued to the transfer agent.

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

                                   SIMPLEX MEDICAL SYSTEMS, INC.

Date:   May 19, 1998               By /s/ Colin Jones
                                       Colin Jones, President

                             EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically