Form 10QSB
period 1998-06-30
SIMPLEX MEDICAL SYSTEMS INC
filed 1998-08-04
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-QSB



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 1998


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

                             Yes [ X ]   No [   ]


There were 10,600,000 shares of the Registrant's Common Stock outstanding as of July 31, 1998.

                SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                         A DEVELOPMENT STAGE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                  6/30/98      12/31/97
                                                 ---------     ---------
                ASSETS

CURRENT ASSETS
  Cash                                         $  742,797       $  41,743
  Accounts Receivable (Net Of Allowance
   For Uncollectible Accounts Of $2,321
   For 1998)                                           36           3,882
  Inventory                                       147,536         141,565
  Prepaid Expenses                                 19,561               -
                                               ----------       ---------
    Total Current Assets                          909,930         187,190

Property, Plant and Equipment, at cost
  (Net of accumulated depreciation)               155,540          87,451
Patents                                            93,624          66,861
Deposits                                              300           6,692
                                               ----------       ---------

Total Assets                                   $1,159,394       $ 348,194
                                               ==========       =========


CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities     $   76,428       $  75,074
  Current Portion of Notes Payable                 61,044          61,044
  Customer Deposits                                59,682          70,093
                                               ----------       ---------
    Total Current Liabilities                     197,154         206,211
                                               ----------       ---------
LONG-TERM DEBT
  Notes Payable, Net of Current Portion           378,778         288,932
                                               ----------       ---------
STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001,
   Authorized 100,000,000 Shares, Issued
   and Outstanding 10,600,000 Shares on
   6/30/98 and 7,500,000 on 12/31/97                1,060            750
  Additional Paid-In Capital In Excess
   of Par                                       1,657,888        658,197
  Deficit Accumulated During the Development
   Stage                                       (1,075,486)      (805,896)
                                               ----------       ---------
    Total Stockholders' (Deficit) Equity          583,462       (146,949)
                                               ----------       ---------

Total Liabilities and Stockholders' Equity     $1,159,394       $ 348,194
                                               ==========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                  SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                          A DEVELOPMENT STAGE COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                           SIX MONTHS ENDED          THREE MONTHS ENDED
                                         6/30/98      6/30/97       6/30/98      6/30/97
                                       ----------   ----------    ----------   ----------
REVENUES - NET                         $  202,891   $   37,459    $  160,593   $   23,385

COST OF GOODS SOLD                         78,638       13,937        59,281        6,343
                                       ----------   ----------    ----------   ----------
GROSS PROFIT                              124,253       23,522       101,312       17,042

OPERATING EXPENSES
  SELLING, GENERAL AND ADMINISTRA-
    TIVE EXPENSES                         359,591      241,412       230,497      133,413
  DEPRECIATION AND AMORTIZATION
    EXPENSE                                13,102        6,648         6,551        3,324
                                       ----------   ----------    ----------   ----------
    TOTAL OPERATING EXPENSES              372,693      248,060       237,048      136,737

OPERATING LOSS                           (248,440)    (224,538)     (135,736)    (119,695)

INTEREST EXPENSE                          (21,147)      (4,679)      (10,673)      (4,344)
                                       ----------   ----------    ----------   ----------
NET (LOSS)                               (269,587)    (229,217)     (146,409)    (124,039)

NET (LOSS) PER SHARE                        (0.03)       (0.03)        (0.02)       (0.02)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    8,000,000    7,500,000     8,500,000    7,500,000




















The accompanying notes are an integral part of these consolidated financial statements.

                 SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                          A DEVELOPMENT STAGE COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                  (UNAUDITED)

                                                 6/30/98         6/30/97
                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                      $ (269,587)    $ (229,217)
  Adjustment to Reconcile Net Loss to Net Cash
    Used in Operating Activities:
    Depreciation and Amortization                   13,102          6,648

  Changes in Operating Assets and Liabilities:
  (Increase) in Accounts Receivable                  3,846         (7,601)
  (Increase) Decrease in Inventory                  (5,971)         1,786
  (Increase) in Prepaid Expense                    (19,561)          (155)
  Increase (Decrease) in Accounts Payable            1,354         30,285
  Increase (Decrease) in Other Current
   Liabilities                                     (10,411)         8,853
  Increase in Customer Deposits                     (6,392)        30,939
                                                ----------     ----------
  Net Cash (Used In) Provided By Operating
   Activities                                     (293,620)      (158,462)
                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                      (68,409)          (448)
  Patent Costs                                     (26,763)       (18,390)
                                                ----------     ----------
  Net Cash Provided By (Used In) Investing
   Activities                                      (95,172)       (18,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Private Placement of Stock       1,000,000           -
  Notes Payable                                     89,846        133,733
                                                ----------     ----------
  Net Cash Provided by Financing Activities      1,089,846        133,733
                                                ----------     ----------

Net (Decrease) Increase in Cash                    701,054        (43,567)

Cash - Beginning of Period                          41,743         54,086
                                                ----------     ----------
Cash - End of Period                            $  742,797     $   10,519
                                                ==========     ==========








The accompanying notes are an integral part of these consolidated financial statements.

                         SIMPLEX MEDICAL SYSTEMS, INC. AND SUBSIDIARY
                                A DEVELOPMENT STAGE ENTERPRISE
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1998
                                       (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $1,075,486 and has been dependent upon loans from stockholders and other third parties and proceeds from the sale of stock in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of June 30, 1998, the Company has generated net operating loss carryforwards totalling $(1,075,486) which are available to offset future taxable income, if any, through the year 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at June 30, 1998:

      Deferred Tax Assets:
         Net Operating Loss Carryforward      (1,075,486)
      Valuation Allowance                     (1,075,486)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include timing of orders and shipments, market acceptance of products, ability to increase level of production, impact of government regulations, availability of capital to finance growth, and general economic conditions.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998, VERSUS THREE MONTHS ENDED JUNE 30, 1997

     During the three months ended June 30, 1998, the Company had $160,393 in revenue compared to $23,385 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of the Company's Rapid Saliva Tests.

     Operating expenses for the three months ended June 30, 1998, increased to $237,048 as compared to $136,737 in the corresponding prior year period. The increase was due to the increased level of overall activity in the Company's business. Payroll costs increased due to the addition of a President, a lab technician, and a marketing director.

      June 1998 was the first month the Company started generating a material amount of sales revenue. Its sales for the month of June were $103,000 with an additional $20,000 licensing fee being received, making the gross income for the month $123,000, which was equal to 76.6% of the revenues received for the entire quarter. Sales for the third quarter are expected to be substantially greater than second quarter sales.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

     During the six months ended June 30, 1998, the Company had $202,891 in revenue compared to $37,459 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of saliva tests.

     Expenses for the six months ended June 30, 1998, increased to $372,693 as compared to $248,060 in the corresponding prior year period due to the increased level of activity in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had working capital of approximately $712,776 compared to approximately $(19,021) at December 31, 1997. The increase in working capital was primarily due to the sale of stock during the six months ended June 30, 1998.

     As of June 30, 1998, the Company had material commitments for capital expenditures in the amount of approximately $50,000 to complete build out of the new premises.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and the Company believes that the year 2000 problem will not be material to the Company.


                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES.

    SALES OF RESTRICTED SECURITIES. During the quarter ended June 30, 1998, the Company issued restricted securities as follows:

     During May and June 1998, the Company sold 2,100,000 shares of Common Stock to two accredited investors for $800,000 in cash.

     With respect to these sales, the Company relied on Section 4(2) of the Act. The investors signed subscription agreements in which they represented that they were purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

     During May 1998, the Company issued 500,000 shares to Automated Health Technologies ("AHT") in exchange for a 19% interest in AHT. The shares were issued on the Closing of the Share Exchange Agreement which was negotiated between the two companies. The Company relied on the exemption provided by
Section 4(2)of the Act. The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

                                    SIMPLEX MEDICAL SYSTEMS, INC.


Date:   August 4, 1998              By: /s/ Colin Jones
                                       Colin Jones, President

                             EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically