Form 10QSB
period 1998-09-30
SMLX TECHNOLOGIES INC
filed 1998-11-12
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-QSB



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 1998


                      Commission file number: 0-28154



                            SMLX TECHNOLOGIES, INC.
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



                 376 Ansin Boulevard, Hallandale, Florida 33009
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                              (954) 455-0110
                        ---------------------------
                        (Issuer's telephone number)


                        SIMPLEX MEDICAL SYSTEMS, INC.
                -------------------------------------------
                (Former name, if changed since last report)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ X ]   No [   ]


There were 10,600,000 shares of the Registrant's Common Stock outstanding as of September 30, 1998.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                 9/30/98      12/31/97
                                                ---------     ---------
ASSETS

CURRENT ASSETS
  CASH                                         $  336,700       $  41,743
  ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR
    UNCOLLECTIBLE ACCOUNTS OF $2,321 FOR 1998)      1,979           3,882
  INVENTORY                                       174,074         141,565
  PREPAID EXPENSES                                 27,945               -
                                               ----------       ---------
    TOTAL CURRENT ASSETS                          540,698         187,190

PROPERTY, PLANT AND EQUIPMENT, AT COST
  (NET OF ACCUMULATED DEPRECIATION)               287,924          87,451

PATENTS                                           108,253          66,861

DEPOSITS                                              840           6,692
                                               ----------       ---------
TOTAL ASSETS                                   $  937,715       $ 348,194
                                               ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES     $  105,157       $  75,074
  CURRENT PORTION OF NOTES PAYABLE                 58,992          61,044
  CUSTOMER DEPOSITS                                50,368          70,093
                                               ----------       ---------
    TOTAL CURRENT LIABILITIES                     214,517         206,211
                                               ----------       ---------
LONG-TERM DEBT
  NOTES PAYABLE, NET OF CURRENT PORTION           363,932         288,932
                                               ----------       ---------
STOCKHOLDERS' EQUITY
  COMMON STOCK (PAR VALUE $.0001, AUTHORIZED
   100,000,000 SHARES, ISSUED AND OUTSTAND-
   ING 10,600,000 SHARES ON 9/30/98 AND
   7,500,000 ON 12/31/97)                           1,060             750
  ADDITIONAL PAID-IN CAPITAL IN EXCESS OF
    PAR                                         1,657,888         658,197
  DEFICIT ACCUMULATED DURING THE
    DEVELOPMENT STAGE                          (1,299,682)       (805,896)
                                               ----------       ---------
    TOTAL STOCKHOLDERS' (DEFICIT) EQUITY          359,266        (146,949)
                                               ----------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  937,715       $ 348,194
                                               ==========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                NINE MONTHS ENDED        THREE MONTHS ENDED
                              9/30/98      9/30/97      9/30/98      9/30/97
                            ---------    ---------     ---------    ---------
REVENUES - NET              $ 369,426    $  87,925     $ 166,535    $  50,466

COST OF GOODS SOLD            132,045       24,165        53,407       10,228
                            ---------    ---------     ---------    ---------

GROSS PROFIT                  237,381       63,760       113,128       40,238

OPERATING EXPENSES
  SELLING, GENERAL AND
   ADMINISTRATIVE
   EXPENSES                   679,632      361,756       320,041      131,671
  DEPRECIATION AND
   AMORTIZATION EXPENSE        19,653        9,972         6,551        3,324
                            ---------    ---------     ---------    ---------
    TOTAL OPERATING
     EXPENSES                 699,285      371,728       326,592      134,995

OPERATING LOSS               (461,904)    (307,968)     (213,464)     (99,757)

INTEREST EXPENSE              (31,881)     (11,287)      (10,734)      (4,848)
                            ---------    ---------     ---------    ---------
NET (LOSS)                   (493,785)    (319,255)     (224,198)     (99,605)

NET (LOSS) PER SHARE            (0.05)       (0.04)        (0.02)       (0.01)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING       10,500,000    7,500,000    10,600,000    7,500,000
                           ==========    =========    ==========    =========




















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                       AND SEPTEMBER 30, 1997 (UNAUDITED)

                                                  9/30/98       9/30/97
                                                 ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                       $(493,785)    $(319,255)
  ADJUSTMENT TO RECONCILE NET (LOSS) TO NET
    CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                  19,653         9,972

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    DECREASE IN ACCOUNTS RECEIVABLE                  1,903        (6,027)
    (INCREASE) IN INVENTORY                        (32,509)       (8,341)
    (INCREASE) IN PREPAID EXPENSE                  (27,945)       (6,692)
    INCREASE IN ACCOUNTS PAYABLE                    30,083        27,331
    DECREASE IN CUSTOMER DEPOSITS                  (19,725)       28,561
    DECREASE IN SECURITY DEPOSITS                    5,852         5,580
                                                ----------     ---------

    NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                        (516,473)     (268,872)
                                                ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS                     (220,126)         (603)
  NOTES PAYABLE                                     72,948       283,045
  PATENT COSTS                                     (41,392)      (37,777)
  SALE OF STOCK                                  1,000,000             -
                                                ----------     ---------
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                         811,430       244,665
                                                ----------     ---------
NET (DECREASE) INCREASE IN CASH                    294,957       (24,206)

CASH - BEGINNING OF PERIOD                          41,743        53,849
                                                ----------     ---------
CASH - END OF PERIOD                            $  336,700     $  29,643
                                                ==========     =========










THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                       A DEVELOPMENT STAGE ENTERPRISE
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of SMLX Technologies, Inc. (the "Company") and its wholly-owned subsidiaries, SMLX Technologies of Florida, Inc. (a Florida corporation) and Analyte Diagnostics, Inc., have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB.

     These financial statements give effect to the March 5, 1997 reverse acquisition whereby Music Tones Ltd. (name subsequently changed to Simplex Medical Systems, Inc.) acquired all of the outstanding common stock of Simplex Medical Systems, Inc. as if the transaction occurred on September 15, 1995.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $1,299,682 and has been dependent upon loans from stockholders and other third parties and proceeds from the sale of stock in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998, VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997

     During the three months ended September 30, 1998, the Company had $166,535 in revenue compared to $50,466 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of the Company's Rapid Saliva Tests.

     Operating expenses for the three months ended September 30, 1998, increased to $326,592 as compared to $134,995 in the corresponding prior year period. The increase was due to the increased level of overall activity in the Company's business and the cost of holding the annual shareholders meeting. Payroll costs increased due to the addition of a President, a lab technician, and a marketing director.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1997

     During the nine months ended September 30, 1998, the Company had $369,426 in revenue compared to $87,925 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of saliva tests. There revenues were lower than expected because the Company was out of production for approximately a month because the Company moved into its new facilities during the quarter and the Certificate of Occupancy was issued later than expected.

     Expenses for the nine months ended September 30, 1998, increased to $699,285 as compared to $371,728 in the corresponding prior year period due to the increased level of activity in the Company's business. Payroll costs increased due to the addition of a President, a lab technician and a marketing director.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had working capital of approximately $326,181 compared to approximately $(19,021) at December 31, 1997. The increase in working capital was primarily due to the sale of stock during the nine months ended September 30, 1998.

     As of September 30, 1998, the Company had no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

     The Company is in the process of completing a review of the effect that the year 2000 will have on its stand alone computer system related to its ongoing operations, its internal control systems and preparation of financial information. It has not yet been able to determine the extent, if any, of the year 2000 problem. However, as the Company keeps both an electronic and paper backup of all contracts, financial data and important correspondence, it does not believe there will be any serious problem.

     The Company is currently in the process of querying all vendors and suppliers of services that might have an effect on our business to see if they are year 2000 compliant, and if not, will they be compliant before the year 2000.

     If vendors state that they will not be compliant by the year 2000, we will make arrangements to switch vendors by July 1, 1999.


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

                                    SMLX TECHNOLOGIES, INC.


Date:  November 12, 1998            By:/s/ Colin N. Jones
                                       Colin N. Jones, President

                            EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically