Form 10KSB
period 1998-12-31
SMLX TECHNOLOGIES INC
filed 1999-05-19
CIK 1011854

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: December 31, 1998

                         Commission file number: 0-28154



                              SMLX TECHNOLOGIES, INC.
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

                    376 Ansin Boulevard, Hallandale, Florida 33009
            -----------------------------------------------------------
            (Address of principal executive offices, including zip code)

                                (954) 455-0110
                          ---------------------------
                          (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock,
                                                             No Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $390,410.

As of March 31, 1999, 11,044,444 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $7,276,500.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     SMLX Technologies, Inc. (the "Company") was incorporated under Colorado law on October 26, 1987, under the name The Trader's Edge Ltd. On March 28, 1996, the name was changed to Music Tones Ltd. The Company was generally inactive through December 31, 1996. On March 28, 1997, the Company's shareholders approved changing the Company's name to Simplex Medical Systems, Inc., and on August 20, 1998, the Company's shareholders approved changing the Company's name to SMLX Technologies, Inc.

     In April 1996, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB, which registered its Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended.

     On March 5, 1997, the Company completed a reverse acquisition of 100% of the outstanding common stock of Simplex Medical Systems, Inc., a Florida corporation ("Simplex-Florida") in exchange for 3,453,000 shares of the Company's Common Stock which resulted in the shareholders of Simplex-Florida acquiring approximately 46.04% of the shares outstanding after the transaction. In connection with the closing of this transaction, several shareholders agreed to cancel a total of 31,953,000 shares of Common Stock. As a result, after the acquisition of Simplex-Florida there were a total of 7,500,000 shares outstanding.

     Unless the context otherwise requires, the term "Company" herein refers to the Company and its wholly-owned subsidiaries, Simplex-Florida, Analyte Diagnostics, Inc. ("ADI"), and IRT Management Corp. ("IRT"). Simplex-Florida was incorporated in Florida in September 1995, ADI was incorporated in Florida on June 6, 1995, and IRT was incorporated in Florida on January 14, 1997. Simplex-Florida changed its name to SMLX Technologies of Florida, Inc. during November 1998.

DESCRIPTION OF BUSINESS

     GENERAL

     SMLX is engaged in the business of developing technological solutions for the medical, dental and other industries and then bringing the technologies to the marketplace.

     THE COMPANY'S PRODUCTS

     Our products can be organized as follows:

             1.  Medical diagnostic tests - Development completed.

Cleared for      (a)  Rapid saliva tests for HIV, hepatitis, chagas disease,
use in certain        prostrate cancer, H. Pylorea (ulcers), and drugs of
foreign               abuse.
countries;
not in the
U.S.
             2.  Medical diagnostic tests - In development.

                 (a)  Rapid saliva tests for mumps, measles and rubella.

                 (b)  Blood or saliva test or periodontal disease.

             3. Drug Delivery Systems - Licensed to Vector Medical Technologies, Inc.

             4.  Dental products.

Cleared for      (a)  Airbrator(R) for polishing, cleaning and abrading teeth.
marketing by
FDA.
                 (b)  Saliva Collector (dental use).

510(k) sub-      (c)  Airbrator(R) for use in cavity preparation.
mitted to
FDA.
             5.  Equine products in testing.

                 (a)  Bioven - anti-inflammatory drug (submitted to USDA).

                 (b)  Equine infectious anemia rapid test.

             6.  Other miscellaneous products.

                 (a)  Flea and tick shampoo for small animals.

                 (b)  Organic garden spray (in final testing).

                 (c)  Flavor enhancement.

                 (d)  Tissue fixatives.

     A. THE SALIVA COLLECTION DEVICE. The Company's saliva collector is designed to replace the more traditional methods of specimen collection for clinical testing. Blood collection has the obvious disadvantage of being an invasive procedure with associated fear and pain; but most importantly requires trained personnel to collect the specimen. Urine and fecal matter have unsavory characteristics as well as the troublesome handling and disposal problems associated with these biological specimens. All of these specimens have the disadvantage of being potentially infectious and are treated as bio-hazardous materials. Saliva collected by the Company's collector can be used in all routine laboratory equipment and analyzers; can be used by unskilled personnel; requires little training in its use; and is well tolerated by patients. Literature references and data obtained by the Company indicates that saliva collected by its collection system provides a biological specimen which compares to blood in many of the routinely tested components, such as HIV, hepatitis, therapeutic drugs, and drugs of abuse, to name only a few.

     Currently, outside the United States, the saliva collector, when married to the Company's rapid testing devices, provides the user with a rapid point-of-care test system which requires little training, is stored at room temperature, needs no complicated lab equipment, and provides results in ten to 15 minutes. This combination provides users such as public health officials, prisons and the military with an effective, rapid testing system. In relatively undeveloped countries, the on-site saliva testing system provides a means of population screening and effective disease management through rapid definitive identification of affected individuals.

     In clinical tests, it has proven both safe and effective for the collection of a clinically acceptable sample of saliva from a donor's mouth, and the recovery thereof for constituent analysis. Because of the metabolic constituents of saliva, the sample collector can be used with a number of diagnostic tests, including analysis for antibodies which indicate certain diseases (such as HIV, hepatitis, measles and mumps).

     During April 1998 the Company received a letter from the FDA stating that the FDA had reviewed the Company's 510(k) notification regarding the saliva collector and had approved marketing of the product in the United States for use as a saliva absorber during dental procedures.

     The fluid collection device to be manufactured and distributed by the Company may also be used with a variety of screening tests for on-site determination of the presence of pollutants in drinking water, waste streams and environmentally sensitive habitats.

     The countries which have approved or permitted the sale of these test kits include Hong Kong, Spain, Peru, Costa Rica, Italy, Kuwait, New Zealand, and Dominican Republic.

     B. DRUG DELIVERY SYSTEMS. On April 13, 1999 the Company entered into an Exclusive Licensing Agreement and Purchase Option Agreement with Vector Medical Technologies, Inc. pursuant to which the Company agreed to transfer to a newly-formed, wholly-owned subsidiary, all of its proprietary technical know-how, patent applications and other assets related to the technologies for the delivery of drugs and other natural and synthetic materials, and to grant
to Vector an exclusive ten year license to these assets.   In return, Vector
agreed to pay to the Company non-refundable advances against future royalties of $900,000 per year payable monthly in payments of $75,000. The Company will receive a royalty of 3% to 4% of the net sales derived from the assets transferred, depending on whether or not the assets giving rise to the sales are covered by a patent. Vector may pay the advance royalties for a period of four years subject to the option to purchase the subsidiary. Commencing on April 13, 2000 Vector has the option to purchase the subsidiary and cease paying the advance royalties for a purchase price ranging from $3.6 million to $6.6 million depending on the amount of gross sales attributable to the assets in the preceding twelve-month period. The 3% to 4% royalty will continue for the ten year term of the license even if the purchase option is exercised by Vector.

     The subsidiary to be set up will be devoted to research and development work on the technology transferred to the subsidiary.

     C. DENTAL AIRBRATOR(R). The Company has developed and applied for patents and FDA approval on a disposable handpiece which attaches to standard air abrasive etching devices used by dentists for tooth bonding procedures. The product effectively abrades the surface of teeth, but has no effect at all on soft tissue. Because it is disposable and there is no need for extensive sterilization procedures, the product expedites the handling of patients.

     During April 1997 the Company received a letter from the FDA stating that the FDA had completed the scientific review portion of the Company's 510(k) premarket notification regarding the Airbrator(R), and the Airbrator(R) was cleared for marketing in the United States for the use of abrading the surface of teeth. Subsequently, in response to the Company's second 510(k) premarket notification regarding the Airbrator(R), the Company was informed verbally that the Airbrator(R) was technically cleared for use in cavity preparation and management expects it to be cleared for marketing once the FDA has inspected the manufacturing site and determined that it complies with the

FDA's requirements. The Company is in the process of preparing its facility and training its personnel to meet the FDA manufacturing requirements.

     During July 1997, the Company entered into a Distribution Agreement with Sybron Dental Specialties, Inc. ("Sybron") which appointed Sybron as the exclusive worldwide distributor for the Airbrator(R). Several of the terms of this agreement were amended during December 1997. Sybron paid a $30,000 one-time license fee to the Company during 1997 for the grant of this distributorship. This agreement was terminated effective December 31, 1998, and the Company is currently holding discussions with an international holding company regarding a license agreement.

     D. BIOVEN is an injectable, anti-inflammatory drug which is currently being tested as a treatment for joint inflammation in horses. These tests are being conducted at three sites in Florida. One of the Company's officers developed BIOVEN after fifteen years of extensive research in the field of immunology. BIOVEN is a result of years of experimentation, evaluation and historical study in the field of peptide use. The BIOVEN mode of action is believed to function by reversing the chemical/immunological imbalances that are present in inflamatory processes.

     E. FLAVOR ENHANCEMENT. The Company has developed a proprietary process which allows the incorporation of flavor essences into an edible support material using food grade materials and approved printable inks. This process would allow a new form of advertising sampler which would let a consumer sample new food and beverages through newspaper ads, point of sale displays or direct mailings. The encapsulation process and method of manufacturing are proprietary.

     F. FLEA AND TICK SHAMPOO. The Company has developed a proprietary flea and tick shampoo for small animals, which is being marketed by the Company under the name Neemodex(R). The active ingredient, Neem Oil, is an extract of the Neem tree, a tropical evergreen that grows in Asia. This product is all natural, non-insecticidal, non-toxic and environmentally safe. The Company is the manufacturer of this product and expects to expand on its formulation line by adding new pet grooming products in the future.

     G. ORGANIC GARDEN SPRAY. The Company has recently acquired the rights to an organic garden spray which is in the final stages of research and development and field testing. This product is an all natural insecticide and fungicide containing Neem Oil. It will be sold ready to use on ornamental and vegetable plants. It controls aphids, spider mites, whitefly, thrips and scale insects. It is environmentally safe and can be used on indoor or outdoor plants.

     H. EQUINE INFECTIOUS ANEMIA RAPID TEST. This is a rapid serum test for equine infectious anemia. It utilizes a procedure that is simpler to run than the other two available tests (the Coggin's test or the ELISA test), and it does not require a trained technician to perform. It can be easily performed at the stables. The Company has completed development of this test and is currently working with a distributor in Brazil which is seeking approval from Brazilian regulatory authorities to market the product in Brazil. The Company plans to submit this test product to the U.S. Department of Agriculture for their approval in the future.

     RESEARCH AND DEVELOPMENT

     The Company spent $178,238 on research and development of new products during the year ended December 31, 1998, and it expects to spend approximately three times this in the current fiscal year on development of the products described above in addition to others.

     THE MARKET

     The Company believes that the saliva diagnostic market is in its infancy and could become an extremely large industry. However, no market or feasibility study has been undertaken by the Company. Commercial development of immunoassays in diagnostic medicine commenced in the 1960's and has increased significantly since then, due to the high degree of sensitivity and specificity of such techniques.

     Tests for hepatitis, HIV, mumps, measles, cancer tumor markers, EBV, CMV, and many other diseases currently use blood as the source of the specimen. These tests, while effectively performed in the clinical setting, are
expensive, time consuming and, at the least, painful for the patient.   The
skill and expertise of the physician or other highly trained individual needed to obtain the sample of blood for these tests also adds to the high cost of the testing.

     The saliva collection and test system tends to solve these problems and reduces the overall cost of immunological testing and provides immediate results. The Company believes that testing with saliva specimens has many potential advantages compared to testing with blood and urine specimens. Unlike blood specimens, saliva specimens can be collected at any time in any location. The sampling procedure is easy to administer and monitor, and may be conducted on a group basis. The Company believes that, unlike blood collection, the use of its products will not require special training. Blood specimen testing requires the use of needles, which may accidentally injure or infect the technician collecting the specimen or the person giving the specimen. Saliva specimen collection does not require the use of sharp objects. Additionally, after collection, blood specimens remain potentially infectious (for example they can contain live HIV virus) whereas saliva specimens are believed not to be infectious. The use of saliva specimens also has advantages compared to the use of urine specimens since the integrity of the saliva specimen can be maintained, chain of custody concerns can be addressed and saliva collection can be used without significant invasion of privacy.

     Disadvantages of saliva collection include the stability of saliva as a specimen and the impact of the subject's diet and enzymes on saliva. Provisions must be made to assure that a sufficient amount of saliva is collected, the specimen is adequately stabilized and bacterial growth does not cause test interference.

     Saliva based testing has been recognized by the World Health Organization ("WHO") and the FDA as efficacious and practical. Several tests have been approved to be used in the clinical market based on saliva samples. Countries such as Thailand, Brazil, Mexico, Russia and many others have already made policy changes which allow for the use of saliva tests for HIV in their health programs.

     The market currently is divided into three major components: the "government" sector; the "captive audience" sector (military, criminal, institutional, etc.); and the "private" sector or individual patient.

     International markets for the Company's products include both government and private business sectors. Subject to government approvals, the Company's introduction of its saliva collector will be with an HIV diagnostic screening test. The HIV test kit is initially planned for distribution and use by governmental public health agencies and by foreign military establishment. In certain foreign markets, the Company's HIV test kits are expected to be advertised for sale directly to private physicians and the consuming public.

     The Company already has products under evaluation in a number of countries. Several countries have begun testing the HIV saliva test with the goal of introducing the product to their military to replace the currently used blood test. Public health institutions in several foreign countries have reviewed and tested the Company's HIV saliva collectors. Their goal is to use the test to screen "at risk" populations in major cities and tourist areas. These include legal prostitutes, drug addicts, the homosexual population and the prison population. Results of this testing will be used to develop policy for the education programs which must be implemented along with testing to halt the rapid spread of this infection. Additionally, many of these countries will use the results of this testing and mass screening to plan for the future health needs of their countries.

GOVERNMENT REGULATION

     The development, manufacture, testing and marketing of the Company's diagnostic products and the Airbrator(R) are subject to regulation by the FDA and other federal, state and foreign agencies. Under the FDC Act, the FDA regulates almost all aspects of development, marketing and sale, including the introduction, clinical trials, advertising, manufacturing, labeling, distribution of and record keeping for the products in the United States.

     Diagnostic products marketed for testing for drug abuse are regulated as medical devices under the FDC Act for which FDA approval is required. The Company may attempt to obtain marketing clearance through 510(k) Premarket Notification for certain of its products used in connection with testing for drug abuse. Following submission of a 510(k) Premarket Notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. The FDA has no specific time limit by which it must respond to a 510(k) Premarket Notification. The FDA may declare that the device is "substantially equivalent" to another legally-marketed device, and allow the device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before it is able to make a determination.

     Other than the dental products, no FDA approval has yet been received for any of the Company's products and there can be no assurance that such approval will ultimately be obtained. Although the saliva collection device received FDA approval in April 1998 for dental use only (see "The Company's Products" above), the test kit which incorporates the collection device has not been approved by the FDA for sale within the United States. It is however, the Company's proposal to export the test kit in compliance with applicable laws and regulations administered by the FDA. Initially, because the test device has not been approved for use in the United States, the Company would have to comply with the FDC Act if it wishes to export the device in its finished form. To export the completed saliva test kit from the United States, the Company does not only need to receive permission to export the product into the foreign country, it also had to submit to the FDA, basic data regarding the safety of the finished device in order for the agency to determine that export is not contrary to public health and safety. The FDA cleared the export of the saliva collection device and some of the test kits, provided that the appropriate regulatory agency of the country to which the product is exported has approved the importation and use of the product.

     During April 1997 the Company received a letter from the FDA stating that the FDA had completed the scientific review portion of the Company's first 510(k) Premarket Notification regarding the Airbrator(R), and that the Airbrator(R) was released for marketing in the United States for the use of abrading, polishing and cleaning the surface of teeth. Subsequently, in response to the Company's second 510(k) Premarket Notification regarding the Airbrator(R), the Company was informed verbally that the Airbrator(R) was technically cleared for use in cavity preparation, and management expects it to be cleared for marketing once the FDA has inspected the manufacturing site and determined that it complies with the FDA's requirements. The Company is in the process of preparing its facility and training its personnel to meet the FDA manufacturing requirements.

     FOREIGN REGULATION

     Agencies similar to the FDA regulate medical devices in some foreign countries, whereas other countries allow unregulated marketing of such devices. The Company's products will be required to meet the regulations, if any, of the foreign countries in which they are marketed. Once a product has been registered in a foreign country, the Company is required to obtain a certificate of exportability from the FDA before the product can be shipped.

     MANUFACTURING

     The Company will manufacture the key components of its rapid saliva test products because of the need to maintain quality control standards coupled with the need to closely guard the technology. The saliva collector is being manufactured by a contract manufacturer for the Company.

     The two sub-assemblies of the Airbrator(R) are manufactured by East Coast Plastics, a contract molding company and these components will then be filled, assembled and packaged by SMLX.

     The other products described above will generally be manufactured by the Company.

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

     COMPETITION

     The markets in which the Company participates are highly competitive. The Company is aware of specialized biotechnology firms, universities and other research institutions which have patented, developed, or are developing technologies and products which are competitive with the Company's products and technologies. These entities, most of which are established, have substantially greater research, marketing and financial resources than the Company. The Company expects that the number of products competing with its saliva-based test products will increase as the potential benefits of saliva-based testing become more widely recognized.

     The Company is attempting to develop strategic alliances with companies to jointly develop diagnostic tests which use saliva and/or blood as the testing specimen.

     PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

     The Company owns the rights to U.S. Patent Number 5424219 dated June 13, 1995, which relates to the "Method of Performing Assays for Biomolecules and Solid Supports for Use in Such Methods." The Company has licensed its rights under this Patent to Polyfiltronics, Inc. (See "License Agreement with Polyfiltronics, Inc." below.)

     The Company presently has pending, two (2) patent applications in the United States, on certain aspects of its saliva collection testing device. Since the Company plans to sell its products in foreign markets it intends to seek foreign patent protection on such products and technologies. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's products and technologies and the degree of protection afforded.

     The Company also has one pending patent application in the United States relating to the dental air abrasion device (Airbrator(R)), and three other applications for other technologies which the Company is developing. The FTC has informed the Company's patent counsel of the allowance of the Airbrator(R) patent, and it should be issued by June 30, 1999.

     Much of the technology developed or owned by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company generally enters into confidentiality agreements with its employees. There can be no assurance that the Company will be successful in maintaining such trade secret protection or that others will not capitalize on certain of the Company's technology.

     The Company has also registered four trademarks with the U.S. Patent and Trademark Office. These include the trademarks "Simplex," "Neemodex," "Airbrator(R)," and "Cytech."

     LICENSE AGREEMENT WITH POLYFILTRONICS, INC.

     In June 1998, the Company entered into an agreement with Polyfiltronics, Inc. which grants Polyfiltronics an exclusive license of the Company's rights under a patent owned by the Company relating to a micro titer filter plate technology and an opaque wall micro strip system. Polyfiltronics paid the Company $40,000 for the license and certain related tools and molds, and will pay a royalty to the Company based on a percentage of sales of products using the technology. The term of the license is for twenty years or the life of the patent, whichever is shorter.

     Polyfiltronics is a U.S. subsidiary of Whatman PLC, an English company, with a worldwide presence in research laboratories, academic and teaching facilities and industrial laboratories. Polyfiltronics is a technical leader in filter plate technology. Filter plates are commonly used in medical diagnostics, forensic medicine, DNA research, drug discovery and other scientific fields for the analysis of small quantities of chemical or biological components.

     ACQUISITION OF MINORITY INTEREST IN AUTOMATED HEALTH TECHNOLOGIES, INC.

     During May 1998, the Company acquired a 19% interest in Automated Health Technologies, Inc. ("AHT") in exchange for 500,000 shares of the Company's Common Stock. The shares were exchanged pursuant to the terms of a Share Exchange Agreement dated May 20, 1998, between the Company and AHT. The Share Exchange Agreement provides that AHT has the right to require the Company to exchange an additional 1,000,000 shares of Common Stock for all of the remaining outstanding shares of AHT under certain conditions. AHT may exercise this right prior to May 20, 2003, if, at the time of exercise, AHT has a net worth of at least $200,000, no debt other than up to $25,000 in trade payables, and year-to-date positive cash flow. In addition, AHT may exercise this right if it sells the business of its subsidiary - Rx Automation Incorporated, and escrows $1,000,000 from the proceeds of such a sale. In the event that AHT exercises its right, the Company and AHT will in good faith negotiate a merger or other exchange agreement necessary to effect the additional exchange, and file a registration statement on Form S-4 to register the transaction.

     AHT is a medical services company that processes pharmacy and retail drug store expired drug returns.

     EMPLOYEES

     The Company currently has 8 employees. The Company is not subject to any collective bargaining agreement and believes that its relationships with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company presently maintains its corporate offices and warehouse facilities at 376 Ansin Boulevard, Hallandale, Florida 33009. The five year lease on these facilities commenced April 1, 1998, and requires monthly rental payments of $4,000 plus tax. The Company has the option to renew the lease for five additional years.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than the law suits described below, there are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

     In August 1995, Americare Transtech, Inc. ("Americare"), Americare Biologicals, Inc. and International Medical Associates, Inc., through their principal, Joseph D'Angelo ("D'Angelo"), filed a lawsuit against six parties in the Broward County Circuit Court under case no. 95-011256 (21). The Complaint was dismissed and subsequently amended on or about May 17, 1996, and included Simplex-Florida as a defendant in one count of the amended Complaint. The Complaint alleges that ADI misappropriated Americare's proprietary and trade secret technology relating to the saliva sample collection system and non-invasive glucose detection technology. No specified amount of damages was alleged other than to claim that the amount exceeded $15,000. Nine affirmative defenses were filed in response to the allegations. A trial on this matter was held in December 1998, and the jury found the Company liable for misappropriation of trade secrets and interference with business relationships, however, no damages were awarded against the Company. The Company intends to ask the court to enter the judgment in favor of the Company since no damages were awarded.

     On or about September 3, 1998, Americare, D'Angelo et al amended a previous complaint which had been filed in the United States District Court for the Southern District of Florida under Case No. 97-3654-CIV, and added Simplex-Florida and ADI as defendants. The Complaint alleges patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty as agent, breach of confidential relations, breach of trust, unfair competition, and conversion. The plaintiff is seeking damages for an undisclosed amount in excess of $75,000. The Company intends to aggressively defend the suit and has filed a motion to dismiss because it does not pertain to anything the Company has ever been involved in.

     On or about July 29, 1998, Superior Wholesale Products, Inc. ("SWP") instituted suit against SMLX, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, alleging breach of contract and interference with its relationship with a third party. SWP claims that it had entered into a distribution agreement with SMLX for the distribution of HIV saliva test kits and that after making a sale to one of SWP's clients in Peru, SMLX illegally began selling the products directly to the customer. The customer has advised that it refuses to conduct any business whatsoever with SWP and has instead contacted SMLX directly to purchase the products. SMLX denies that it has ever entered into any formal distribution agreement with SWP but had only intended to do so if SWP was able to obtain the proper import licenses in Peru which it has failed to do. Further, the intended distribution agreement (not a formal distribution agreement) names specific parties which excludes the subject Peruvian customer. SMLX has filed a counterclaim against SWP for interfering with SMLX's relationship with the Peruvian customer and for defamation. SWP claims damages in the amount of $2.5 million which SMLX believes is not only unsubstantiated but frivolous. SMLX intends to aggressively defend the case and seek damages against SWP for its misconduct.

     On or about September 1, 1998, John Faro filed a Complaint against Simplex Medical Systems, Inc., f/k/a Music Tones Ltd., a Colorado corporation; Simplex Medical Systems, Inc., a Florida corporation; Nicholas Levandoski; Henry B. Schur; John Trafton; D.L. Ross a/k/a Debra Ross; and Corporate Stock Transfer, Inc., a Colorado corporation. The Complaint was filed in Miami-Dade County Circuit Court under Case Number 98-19091 CA-4. The Complaint contains eight counts alleging various causes of action which all seek 460,000 shares of the Company's Common Stock. The Company and two of the individual defendants have filed a counterclaim against Mr. Faro seeking damages in excess of $4 million as a result of his legal malpractice, breach of consulting agreement and interference with the Company's business relations. On March 31, 1999, a hearing was held on Mr. Faro's emergency motion for an injunction requiring the Company to issue 460,000 shares to Mr. Faro. The court denied the motion and found that Mr. Faro was not likely to prevail at the trail on the matter. The Company intends to seek a summary judgment at a hearing set for May 24, 1999, and to otherwise aggressively defend the case and pursue its counterclaim against Mr. Faro.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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

             QUARTER ENDED                 HIGH BID     LOW BID
             --------------                --------     -------
             March 31, 1997                $3.3125      $.03125
             June 30, 1997                 $3.0625      $1.75
             September 30, 1997            $2.875       $1.4375
             December 31, 1997             $2.3125      $1.1875

             March 31, 1998                $1.78125     $ .75
             June 30, 1998                 $4.3125      $ .625
             September  30, 1998           $3.375       $1.03125
             December 31, 1998             $1.875       $ .875

     (b) HOLDERS. As of April 14, 1999, the Company had approximately 102 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d)  RECENT SALES OF UNREGISTERED SECURITIES.  None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     During the twelve months ended December 31, 1998, the Company had $390,410 in revenue compared to $71,461 in revenue during the prior year. The increase in revenue was the result of international sales of saliva tests. These revenues were lower than expected due to the longer than anticipated delays in getting the Company's registration approval in various countries for the rapid saliva tests, and the lack of performance on a major contract.

     Expenses for the twelve months ended December 31, 1998, increased to $1,082,323 as compared to $511,179 in the prior year due to having to pay rent in two locations for five months, while remodeling a new facility to move into; increased commissions; increased payroll due to the addition of a President, a lab technician and a marketing manager; hiring a public relations firm and gearing up for new product information.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company's working capital was $(243,504) as compared to $(19,021) at December 31, 1997. The decline in working capital was primarily due to an increase in accounts payable and current portion of notes payable.

     The report of the Company's auditors in the financial statements for the year ended December 31, 1998, contains a going concern qualification. Since inception, the Company has experienced losses aggregating $1,624,021 and has been dependent upon loans from stockholders and other third parties in order to fund operations to date. Management believes that the funds raised through the sale of stock and income generated from the sale of several recently developed products will provide the Company with sufficient cash flow resources to fund the operations of the Company through the current year.

     As of December 31, 1998, the Company had no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

     The Company has determined that the year 2000 will have no adverse effect on its internal operations, having only one computer dedicated to data bases and that computer has always used 4 digit year codes.

     Before the end of the second quarter, the Company will have queried all of its suppliers of services that might have an effect on its business to see if they will be year 2000 compliant, and if not, make arrangements to switch suppliers by year end.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-18 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

            NAME                 AGE   POSITIONS HELD AND TENURE
-----------------------------    ---   ----------------------------------
Colin N. Jones                   77    President and Chairman of the Board

Nicholas G. Levandoski, Ph.D.    62    Vice President - Research and
                                       Development, Secretary, Treasurer
                                       and Director of the Company;
                                       and Director of Research and
                                       Development for Simplex-Florida

Henry B. Schur                   54    Vice President - Business Development
                                       and Director of the Company; Vice
                                       President and a Director of
                                       Simplex-Florida

Joel Marcus                      58    Director

Kenneth H. Robertson             63    Director

Gerald M. Wochna                 55    Director

     There is no family relationship between any Director or Executive Officer of the Company.

     The Company has audit, compensation and executive committees, which were set up on August 20, 1998. The audit committee consists of Joel Marcus and Gerald Wochna. The compensation committee consists of Joel Marcus, Gerald Wochna and Kenneth Robertson. The executive committee consists of Colin Jones, Henry Schur and Kenneth Robertson.

     Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     COLIN N. JONES has served as the President and Chairman of the Board of the Company since April 10, 1998. Mr. Jones served as CEO and Chairman of Automated Health Technologies from November 1996 to April 1998 and was a consultant to that firm from February 1996 to November 1996. From July 1994 until January 1996, he served as Chairman, International of INTEC, an international consulting firm specializing in reengineering. From February 1983 until March 1988, he served as Chairman of Proximity Technologies and continued as Vice President, International until July 1994 for Franklin Electronics, which had purchased Proximity Technologies. From June 1974 until February 1983, he owned and operated his own merger and acquisition firm.
From January 1970 until June 1974, he was President and CEO of Sensormatic Electronics and remained a consultant until June 1984. From September 1950 until January 1970, he was employed by IBM in various positions with his final position being Manager of Sales Programs for the Office Products Division.
Mr. Jones received a BSME Degree from the University of Texas in 1949.

     NICHOLAS LEVANDOSKI has served as the Vice President of Research and Development, Secretary, Treasurer and a director of the Company since March 5, 1997. He also served as acting President from March 5, 1997 until April 10, 1998. He has served as Director of Research and Development for Simplex-Florida since June 1995. Mr. Levandoski has extensive research and clinical experience, including military, industry and hospital environments. Mr. Levandoski received a B.S. degree in Chemistry/Biology from the University of Notre Dame in 1958. After a brief period in private industry (Abbott Laboratories, N. Chicago, Illinois), Mr. Levandoski enlisted and served in the Medical Service Corps. of the U.S. Army from 1959 to 1962. While on active duty in Medical Service Corps., Mr. Levandoski enrolled and attended the graduate school of the University of Denver where he continued his studies in organic chemistry. Upon release from active duty in 1962, Mr. Levandoski was hired as the Director of Laboratory of Metabolic Division of the U.S. Army Research and Nutrition Laboratory, Denver, Colorado, from 1962 to 1964, and he completed his graduate studies in 1964. He thereafter held responsible positions in industry, including Cordis Corporation, Miami, Florida, from 1965 to 1971, in the Diagnostic Products Division; Benasil Corporation, Miami, Florida from 1977 to 1979; and Director of Corporate Compliance (FDA) for North American Biologicals, Miami, Florida. In 1979, Mr. Levandoski returned to active duty in the U.S. Army as Executive Officer and Hospital Administrator for a 1,000-bed general hospital in Miami, Florida. In 1982, Mr. Levandoski was selected to attend the National War College, Ft. McNair, Washington, D.C.; and was thereafter assigned to the Pentagon in Washington, D.C., Division of Reserve Affairs, where he remained until his retirement as a full Colonel in 1984.

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

     KENNETH H. ROBERTSON has been a Director of the Company since August 1998. Mr Robertson is President and CEO of Conference-Call USA, Inc., a successful teleconferencing company which he co-founded in 1987 and sold in December 1996 to Citizens Utilities, Inc. Following the sale, he has continued as CEO of that entity, and it has continued to grow under his leadership. Mr. Robertson has extensive experience in a diverse range of business activities with special emphasis on sales and financial management. In 1981 he moved to Florida as President and CEO of Alo-Scherer Healthcare (now Scherer Healthcare, Inc.) and held that position until 1983 at which time he resigned and has remained a director of this NASDAQ-listed company. Mr.

Robertson received a Bachelor's Degree in Economics from Wabash College in
1956.

     GERALD M. WOCHNA has been a Director of the Company since August 1998. Since 1984, he has been involved in the formation, financing and development of several small businesses, both individually and as a member/manager of Robertson & Partners, L.L.C. He is currently a director of Automated Health Technology. Since 1984, Mr. Wochna has been involved in land development and the development, construction, leasing and financing of retail, warehouse and office properties. From 1973 to 1984, he practiced law with a law firm he established in Boca Raton, Florida. Mr. Wochna continued to practice law on an "of counsel" basis from 1984 to 1989, when he retired from that profession. Mr. Wochna received his Bachelor's Degree from John Carroll University, Cleveland, Ohio in 1964, and he graduated from Cleveland State University Law School in 1968.

     The Company's executive officers hold office until the next annual meeting of the Directors of the Company. Except as described below, there are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors or nominees was selected as an officer or director or nominee for director of the Company.

     Colin N. Jones, Gerald M. Wochna and Kenneth R. Robertson were nominated for election as directors of the Company pursuant to the terms of a Stockholders' Agreement dated May 15, 1998, among the Company and certain shareholders of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except as follows: Colin Jones filed two Form 4's reporting three stock purchases two and three months late, and his Form 3 was filed about 3-1/2 months late. Joel Marcus's Form 3 was filed about 2 months late.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 1998, 1997 and 1996:






                                  SUMMARY COMPENSATION TABLE

                                                           LONG-TERM COMPENSATION
                                                   -----------------------------------
                           ANNUAL COMPENSATION               AWARDS           PAYOUTS
                          -----------------------  -------------------------- -------
                                                            SECURI-
                                                             TIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------
Colin N. Jones,     1998  $57,231    --      --       --        --       --      --
 President<FN1>

Nicholas G.         1998  $75,615    --      --       --        --       --      --
 Levandoski, Ph.D.  1997  $43,500    --    $19,400    --     250,000     --      --
 President          1996  $    --    --    $21,956    --        --       --      --
__________________

<FN1>
Colin Jones has served as President since April 10, 1998.

                    AGGREGATE OPTION EXERCISES IN YEAR ENDED
              DECEMBER 31, 1998 AND DECEMBER 31, 1998 OPTION VALUES

                                         SECURITIES UNDER-   VALUE OF UNEXER-
                     SHARES              LYING UNEXERCISED    CISED IN-THE
                    ACQUIRED                   OPTIONS        MONEY OPTIONS/
                       ON                   AT 12/31/98        AT 12/31/98
                    EXERCISE     VALUE      EXERCISABLE/      EXERCISABLE/
    NAME            (NUMBER)    REALIZED   UNEXERCISABLE      UNEXERCISABLE
    ----            --------    --------  ----------------   ----------------

Colin Jones           -0-         -0-      200,000 / 0             -0-

                         OPTIONS GRANTS IN LAST FISCAL YEAR
                                 Individual Grants

                    NUMBER OF       % OF TOTAL
                    SECURITIES       OPTIONS
                    UNDERLYING      GRANTED TO     EXERCISE OR
                     OPTIONS       EMPLOYEES IN    BASE PRICE     EXPIRATION
      NAME          GRANTED(#)      FISCAL YEAR      ($/SH)          DATE
      ----         ------------    ------------    -----------    ----------

Colin Jones          200,000            85%           $1.58         4/10/03

EMPLOYMENT AGREEMENTS

     Effective July 1, 1998, the Company entered into two-year employment agreements with Colin Jones, Nicholas Levandoski and Henry Schur, Executive Officers of the Company. Under these agreements, each of these persons will receive a base salary of $80,000 per year (which amount is to be reviewed annually) plus one-third of a bonus pool. The bonus pool will be equal to a percentage of the audited pre-tax profit of the Company, or a minimum of $40,000, if the corporate achievements set forth below are met. The determination of the bonus pool is summarized below:

                   Achievement
       Year      Profit (Loss)(1)     Percentage      Estimated Pool
       ----      ----------------     ----------      --------------

       1998        $ (300,000)            12%        $ 40,000 (minimum)
       1999        $1,200,000             10%        $120,000
       2000        $2,900,000              8%        $232,000 (2)
______________

(1) No bonus pool will be created unless the audited pre-tax profit (loss) is equal to or better than the achievement level for that year.

(2) Since the employment agreements will end on June 30, 2000, any bonuses paid for 2000 will be one-half of the amount determined and will not be paid until completion of the year-end audit.

     Each of the employment agreements provide that in the event of a termination of employment by the Company without cause (as defined in the agreements), the Company will be required to pay the terminated officer a lump sum equal to the base salary remaining under the agreement, up to one year, plus an amount equal to one years' base salary. If such a termination occurs within six months of a change in control of the Company, the terminated officer will receive a lump sum equal to the base salary remaining under the agreement (without a one year limitation) plus one years' base salary.

STOCK OPTION PLAN

     During March 1997, the Board of Directors adopted a Stock Option Plan (the "Plan"), and on March 28, 1997, the Corporation's shareholders approved the Plan. The Plan authorizes the issuance of options to purchase up to 2,000,000 shares of the Company's Common Stock.

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time that the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted and unless otherwise stated on the option, each option is exercisable for 10 years.

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

     The Company has outstanding options to purchase a total of 855,000 shares of common stock at prices ranging from $1.56 to $3.26 per share under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 15, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted:

                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ----------------         --------

Henry B. Schur                      1,142,500 (1)            10.7%
376 Ansin Boulevard
Hallandale, FL  33009

Debra L. Ross                       1,142,500 (2)            10.7%
376 Ansin Boulevard
Hallandale, FL  33009

Colin N. Jones                        230,000 (3)             2.1%
193 Cove Road
West Palm Beach, FL 33413

Nicholas G. Levandoski                250,000 (4)             2.3%
376 Ansin Boulevard
Hallandale, Florida 33009

Joel Marcus                           190,000 (5)             1.8%
676 West Prospect Road
Fort Lauderdale, FL  33309

Kenneth H. Robertson                2,600,000 (6)            24.5%
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Gerald M. Wochna                    2,600,000 (7)            24.5%
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Software & Healthcare               1,000,000                 9.4%
 Technology Fund, LLC
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Robertson & Partners, L.L.C.        1,600,000                15.0%
No. 206
855 S. Federal Highway,
Boca Raton, FL 33432

International Technologies            700,000                 6.6%
 Ltd.
c/o William Smith
P.O. Box F-40729
Freeport, Bahamas

All Directors and Executive         4,412,500                39.2%
Officers as a Group
(6 Persons)
_______________________

(1) Includes 862,500 shares held of record by Mr. Schur's wife, Debra Ross, 80,000 shares held by Mr. Schur's daughter, 100,000 shares held in trust for Mr. Schur's daughter, and 100,000 shares underlying options held by Mr. Schur.

(2) Includes 862,500 shares held directly by Mrs. Ross, 80,000 shares held by Mrs. Ross' daughter, 100,000 shares held in trust for Mrs. Ross' daughter, and 100,000 shares underlying options held by Mrs. Ross' husband.

(3) Includes 30,000 shares held directly and 200,000 underlying options held by Mr. Jones.

(4)  Represents 250,000 shares underlying stock options held by Mr.
     Levandoski.

(5) Includes 90,000 shares held directly and 100,000 shares underlying stock options held by Mr Marcus.

(6) Represents 1,600,000 shares held by Robertson & Partners, L.L.C. ("R&P") and 1,000,000 shares held by Software & Healthcare Technology Fund, L.L.C. ("SHTF"). Mr. Robertson is a majority owner and a manager of R&P and R&P is the manager of SHTF. Mr. Robertson is also an investor in SHTF. Mr. Robertson therefore has shared voting and shared investment control over the 2,600,000 shares.

(7) Represents 1,600,000 shares held by Robertson & Partners, L.L.C. ("R&P") and 1,000,000 shares held by Software & Healthcare Technology Fund, L.L.C. ("SHTF"). Mr. Wochna is a 20% owner and a manager of R&P and R&P is the manager of SHTF. Mr. Wochna, therefore, has shared voting and shared investment control over the 2,600,000 shares.

     Robertson & Partners L.L.C. ("R&P"), a Selling Shareholder, is affiliated with the Company in that Kenneth H. Robertson, who is a manager and a majority owner of R&P, is a Director of the Company. Gerald M. Wochna, who is a manager and 20% owner of R&P, is also a Director of the Company. Software & Healthcare Technology Fund, LLC ("SHTF"), a Selling Shareholder, is managed by R&P and Kenneth H. Robertson is an investor in SHTF.

     SHTF, R&P, Automated Health Technologies, Inc., Jennifer J. Schur Trust, Joel Marcus, Debra L. Ross, Jennifer J. Schur, and the Joel Marcus Irrevocable Trust have agreed to vote the shares which they hold on the conditions and subject to the terms of a Stockholders' Agreement dated May 15, 1998.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of the Company.

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

STOCK SALES IN MAY AND JUNE 1998 AND STOCKHOLDERS' AGREEMENT

     On May 15, 1998, the Company sold 1,000,000 shares of Common Stock to Software & Healthcare Technology Fund, L.L.C. ("SHTF") for $400,000 in cash and on June 30, 1998, the Company sold 1,600,000 shares of Common Stock to Robertson & Partners, L.L.C. ("R&P") for $600,000 in cash. These sales were made pursuant to subscription agreements dated May 15, 1998. R&P is the managing member of SHTF. The Company also granted SHTF a 20-day right of first refusal with regard to any offerings of the Company's securities.

     In connection with these stock sales, SHTF, R&P, Automated Health Technologies, Inc. ("AHT"), Jennifer Shur, the Jennifer Shur Trust, Joel Marcus, The Joel Marcus Irrevocable Trust and Debra L. Ross, shareholders of the Company, entered into a Stockholders' Agreement dated May 15, 1998, which provides, among other things, that the shareholders who are parties to the Shareholders' Agreement will vote their shares for certain director nominees selected by SHTF, R&P and AHT, and in such a manner as is necessary to carry out the intent of the Stockholders' Agreement. For the Annual Meeting of Shareholders held on August 20, 1998, the nominees selected were Gerald M. Wochna, Kenneth H. Robertson and Colin N. Jones. (Colin Jones was added to the Board on April 10, 1998.) The Stockholders' Agreement also provides that during the term of that agreement none of the shareholders who are parties thereto will transfer their shares except in accordance with the terms of the agreement.

     The Company is also a party to the Stockholders' Agreement and has agreed that it will not sell any of its securities in any transactions unless it provides the shareholders who are parties to the Stockholders' Agreement a preemptive right to purchase a pro rata portion of such securities on the same terms and conditions. This preemptive right will not apply to securities issued to any officer, director or employee of the Company under a benefit or compensation plan, or for services or assets (other than cash or notes).

     The Company also granted "piggy-back" registration rights to SHTF and R&P with respect to their shares of Common Stock under certain conditions.

     Certain provisions of the Stockholders' Agreement, including those related to the preemptive rights and piggyback registration rights will terminate on the later of May 15, 2000, or on the 90th consecutive day on which the bid price of the Company's Common Stock exceeds $4.00 per share. The remaining provisions will terminate on May 15, 2005.

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

 3.2        Bylaws                        Incorporated by reference to
                                          Exhibit 2.4 to the Registrant's
                                          Form 10-SB Registration State-
                                          ment filed on April 4, 1996

  3.3       Articles of Amendment to      Incorporated by reference to
            Articles of Incorporation     Exhibit 3.3 to Registrant's
            dated March 28, 1997          Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

  3.4       Articles of Amendment to      Incorporated by reference to
            Articles of Incorporation     Exhibit 3.4 to Registrant's
            dated August 20, 1998         Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

 10.1       1997 Stock Option Plan        Incorporated by reference to
                                          Exhibit 10.1 to Registrant's
                                          Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)


 10.2       Share Exchange Agreement      Incorporated by reference to
            with Automated Health         Exhibit 10.2 to Registrant's
            Technologies, Inc.            Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)


 10.3       Employment Agreement with     Incorporated by reference to
            Colin N. Jones                Exhibit 10.3 to Registrant's
                                          Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

 10.4       Employment Agreement with     Incorporated by reference to
            Nicholas Levandoski           Exhibit 10.4 to Registrant's
                                          Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

 10.5       Employment Agreement with     Incorporated by reference to
            Henry Schur                   Exhibit 10.5 to Registrant's
                                          Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

 10.6       Software Agreement with       Incorporated by reference to
            Software & Healthcare         Exhibit 10.6 to Registrant's
            Technology Fund, L.L.C.,      Form SB-2 Registration Statement
            et al.                        (SEC File No. 333-67087)

 10.7       Business Lease with           Incorporated by reference to
            Wedgewood Properties, FL,     Exhibit 10.7 to Registrant's
            Inc.                          Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

 10.8       Distribution Agreement with   Incorporated by reference to
            Sybron Dental Specialties,    Exhibit 10.8 to Registrant's
            Inc., as amended              Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

 10.9       Exclusive Licensing Agree-    Filed electronically herewith
            ment with Vector Medical
            Technologies, Inc. dated
            April 13, 1999

 21         Subsidiaries of the           Incorporated by reference to
            Registrant                    Exhibit 21 to Registrant's
                                          Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

 27         Financial Data Schedule       Filed herewith electronically

         (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                        INDEX TO FINANCIAL STATEMENTS

                                                              Page

Report of Independent Certified Public Accountant              F-1

Financial Statements:

     Consolidated Balance Sheets                               F-2

     Consolidated Statements of Operations                     F-3

     Consolidated Statements of Stockholders'
       Equity (Deficit)                                        F-4

     Consolidated Statements of Cash Flows                     F-5

     Notes to the Consolidated Financial Statements            F-6

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors
SMLX Technologies, Inc. and Subsidiaries
Hallandale, Florida

We have audited the accompanying consolidated balance sheets of SMLX Technologies, Inc. (f/k/a Simplex Medical Systems, Inc.) and Subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMLX Technologies, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $868,125 during the year ended December 31, 1998, and, as of that date current liabilities exceeded current assets by $243,504. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ Schmidt, Raines, Trieste,
                                      Dickenson & Adams, P.L.

                                  SCHMIDT, RAINES, TRIESTE,
                                  DICKENSON & ADAMS, P. L.

March 11, 1999, except for Note 19 as to which the date is April 13, 1999 and
 Note 20 as to which the date is May 3,
 1999.
Boca Raton, Florida

                SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1998 AND 1997

                                                   1998          1997
          ASSETS                               ------------  ------------
Current assets:
 Cash                                          $     47,594  $     41,743
 Accounts receivable, net of
  allowance for uncollectible accounts
  of $16,733 and $2,321 for 1998 and
  1997, respectively                                  1,113         3,882
 Employee receivables                                 1,229          -
 Prepaid expenses                                    19,411          -
 Inventory                                          141,572       141,565
                                               ------------  ------------
     Total current assets                           210,919       187,190
                                               ------------  ------------
Equipment and leasehold improvements,
 less accumulated depreciation 1998
 $96,600; 1997 $51,897                              385,935        87,451
                                               ------------  ------------
Other assets:
 Patents and trademarks, less accumulated
  amortization of $504 in 1998 and 1997              58,267        66,861
 Deposits                                             8,192         6,692
 Other intangible assets, net of
  accumulated amortization of $535                    1,352          -
 Investment in common stock                         200,000          -
                                               ------------  ------------
                                                    267,811        73,553
                                               ------------  ------------
                                               $    864,665  $    348,194
                                               ============  ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses         $    160,755  $     75,074
 Current portion of notes payable                   184,970        61,044
    Customer and other deposits                     108,698        70,093
                                               ------------  ------------
        Total current liabilities                   454,423       206,211
                                               ------------  ------------
Notes payable, net of current portion               237,119       288,932
                                               ------------  ------------
Commitments and contingencies

Stockholders' equity (deficit):
 Common stock, $.0001 par value, 100,000,000
  shares authorized, 10,600,000 and 7,500,000
  shares issued and outstanding at December 31,
  1998 and 1997, respectively                         1,060           750
 Preferred stock, $.0001 par value, 10,000,000
  shares authorized, no shares issued or
  outstanding                                             0             0
 Additional paid-in capital                       1,846,084       658,197
 Accumulated deficit                             (1,674,021)     (805,896)
                                               ------------  ------------
                                                    173,123      (146,949)
                                               ------------  ------------
                                               $    864,665  $    348,194
                                               ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                   1998          1997
                                               ------------  ------------

Revenues, net                                  $    390,410  $     71,461
Cost of goods sold                                  247,001        48,121
                                               ------------  ------------
Gross profit                                        143,409        23,340

Operating expenses:
 Selling, general and administrative expenses     1,035,418       485,086
 Depreciation and amortization expense               46,905        26,093
                                               ------------  ------------
     Total operating expenses                     1,082,323       511,179
                                               ------------  ------------

Net loss from operations                           (938,914)     (487,839)

Other income (expense):
 Forfeiture of customer deposits                          -       167,360
 License fees                                       115,000        30,000
 Other income (expense)                                  17            40
 Loss on disposal of assets                          (1,580)            -
 Interest expense                                   (42,648)      (19,505)
                                               ------------  ------------
     Total other income (expense)                    70,789       177,895
                                               ------------  ------------

Net loss before income taxes                       (868,125)     (309,944)

Income taxes                                           -0-           -0-
                                               ------------  ------------
Net loss                                       $   (868,125) $   (309,944)
                                               ============  ============

Loss per common share                          $      (0.09) $      (0.05)
                                               ============  ============

Weighted average number of shares                 9,549,315     6,790,389
                                               ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                          Total
                                                                                      Stockholders'
                                    Common Stock         Paid-in      Accumulated         Equity
                                 Issued      Amount      Capital        Deficit         (Deficit)
                               ----------    ------    ----------     -----------     -------------

Balance, December 31, 1996      3,453,000    $  345    $  658,602     $  (495,952)    $     162,995

Issue of shares in merger
 with Music Tones on
 March 5, 1997                  4,047,000       405          (405)          - 0 -             - 0 -

Net loss                            - 0 -     - 0 -         - 0 -        (309,944)         (309,944)
                               ----------    ------    ----------     -----------     -------------

Balance, December 31, 1997      7,500,000       750       658,197        (805,896)         (146,949)

Shares issued for cash in
 March 1998                       500,000        50       199,950           - 0 -           200,000

Shares issued for cash in
 May 1998                       2,100,000       210       799,790           - 0 -           800,000

Shares issued for 19% invest-
 ment in the common stock of
 a privately held company in
 May 1998                         500,000        50       199,950           - 0 -           200,000

Stock issuance costs                - 0 -     - 0 -       (11,803)          - 0 -           (11,803)

Net loss                            - 0 -     - 0 -         - 0 -        (868,125)         (868,125)
                               ----------    ------    ----------     -----------     -------------

Balance, December 31, 1998     10,600,000    $1,060    $1,846,084     $(1,674,021)    $     173,123
                               ==========    ======    ==========     ===========     =============



The accompanying notes are an integral part of these consolidated financial statements.

                 SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                   1998          1997
                                               ------------  ------------

OPERATING ACTIVITIES
 Net loss                                      $   (868,125) $   (309,944)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                     46,905        26,093
   Loss on disposal of assets                         1,580             -
   Provision for bad debts                           14,412             -
   Loss on write-off of patents                       8,594             -
   (Increase) decrease in:
     Accounts receivable                            (11,643)         (466)
     Prepaid expenses                               (19,411)            -
     Inventory                                           (7)         (738)
     Deposits                                        (1,500)       (1,112)
   Increase (decrease) in:
     Accounts payable and accrued expenses           84,431        51,012
     Customer and other deposits                     38,605       (68,706)
                                               ------------  ------------
   Net cash used in operating activities           (706,159)     (303,861)

INVESTING ACTIVITIES
 Advances to employees                               (1,229)            -
 Acquisition of other intangible assets              (1,887)            -
 Proceeds from the sale of equipment                      -           290
 Acquisition of fixed assets and patents           (345,181)      (50,871)
                                               ------------  ------------
    Net cash used in investing activities          (348,297)      (50,581)
                                               ------------  ------------
FINANCING ACTIVITIES
 Proceeds from sale of stock                      1,000,000             -
 Payments for stock issuance costs                  (11,803)            -
 Payments on notes payable                           (2,890)       (2,654)
 Proceeds from notes payable                         75,000       344,990
                                               ------------  ------------

    Net cash provided by financing activities     1,060,307       342,336

Net increase (decrease) in cash                       5,851       (12,106)
Cash - beginning of year                             41,743        53,849
                                               ------------  ------------
Cash - end of year                             $     47,594  $     41,743
                                               ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                 SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     SMLX Technologies, Inc. (f/k/a Simplex Medical Systems, Inc.) was formed on June 6, 1995 and was in the development stage through December 31, 1997. The year ended December 31, 1998 is the first year during which it is considered an operating company. Since inception, SMLX Technologies, Inc. (the "Company") has been engaged in the development, acquisition, marketing and manufacture of medical diagnostic and dental products, biological products for blood banking, bulk pharmaceuticals and specialty chemicals, as well as seeking regulatory clearance, patent protection, and raising capital to fund operations.

     The Company has patented and proprietary technology in the fields of: point of use medical and veterinary diagnostics; dental therapeutic devices; pharmaceutical products; and consumer products. The Company utilizes its own manufacturing facilities for the production of proprietary or quality sensitive materials and contracts out the other products and final packaging to third parties. The Company currently has products approved in several foreign countries and is actively marketing its products in those areas. Within the United States, the Company has received FDA registration on one of its major products.

     The financial statements include the accounts of the Company's wholly-owned subsidiaries, Analyte Diagnostics, Inc. and IRT Management Corp. Analyte Diagnostics, Inc. was a predecessor corporation to SMLX Technologies, Inc. which was formed on September 15, 1995. The two companies were merged into SMLX Technologies, Inc., on October 31, 1995, with all account balances recorded at cost. At the time, the Company had a 1 to 200 reverse stock split. Subsequently, the Company had a 2 for 1 stock split. All share references give effect to the post split plans. IRT Management Corp. was incorporated on January 14, 1997 with the sole purpose of obtaining FDA approval on the Company's products.

     Summary of Significant Accounting Policies

          Principles of  Consolidation

          The consolidated financial statements include the accounts of SMLX Technologies, Inc., and its wholly-owned subsidiaries Analyte Diagnostics, Inc., and IRT Management Corp. All intercompany accounts and transactions have been eliminated in consolidation.

          Inventory

          Inventory consists of finished goods as of December 31, 1998 and 1997 and is stated at the lower of cost (first-in, first-out method) or market.

          Equipment

          Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged against operations as incurred.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

          Patents and Trademarks

          The cost of patents and trademarks acquired are being amortized on a straight-line basis over their estimated useful lives, ranging from 17 to 40 years, beginning when the trademarks and patents are approved.

          Other Intangible Assets

          The cost of other intangible assets are being amortized on a straight-line basis over three years.

          Investment in Common Stock

          Investments in companies in which the Company has less than a 20% interest are carried at cost.

          Research and Development Costs

          Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended December 31, 1998 and 1997 totaled $178,238 and $103,324, respectively.

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

          Advertising Costs

          The Company expenses the production costs of advertising the first time the advertising takes place.

          Impairment of Long-Lived Assets

          The Company periodically reviews its long-lived assets and certain identifiable intangibles in order to determine if such assets are impaired. When an asset is determined to be impaired, it is written down to its estimated fair market value.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Stock Based Compensation

          The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows the Company to account for all stock based compensation arrangements under which employees receive shares of the Company's stock under Accounting Principles Board ("APB") Opinion No. 25 and make the related disclosures under SFAS 123. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to stock options.

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

          Comprehensive Income

          The Financial Accounting Standards Board recently issued SFAS No. 130, "Comprehensive Income: Financial Statement Presentation". SFAS 130 establishes accounting standards for reporting and presenting comprehensive income and its components in a set of financial statements. For the purpose of this standard, comprehensive income is defined as the change in equity of a company arising from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. This standard is applicable to financial statements with fiscal years beginning after December 15, 1997. The adoption of SFAS 130 did not have a material impact on the Company's financial position or results of its operations.

          Segment Reporting

          The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that public companies report certain information about operating segments, products and services, the geographic areas in which they operate, and their major customers. This standard is applicable to financial statements with fiscal years beginning after December 15, 1997. The adoption of SFAS 131 did not have a material impact on the Company's financial position or results of its operations.

          Net Loss Per Share

          Net loss per share is computed on the basis of the weighted average number of shares actually outstanding during the years ended December 31, 1998 and 1997. Options to purchase 881,000 and 440,000 shares of common stock and bonds convertible into 125,000 and 50,000 shares of common stock during the years ended December 31, 1998 and 1997, respectively, were not included in computing net loss per share because the effect of such inclusion would be to decrease the reported net loss per share.

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

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $1,674,021 and has been dependent upon loans from stockholders and other third parties, as well as sale of stock, in order to fund operations to date.

     Management believes that the funds raised through its exclusive license agreement with Vector Medical Technologies, Inc. (Note 19), joint venture agreement with HelveStar, S.A. (Note 20) and income generated from the sale of several recently developed products will provide the Company with sufficient cash flow resources to fund the operations of the Company.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - BUSINESS ACQUISITION AND MERGER

     On March 5, 1997, the shareholders of the Company received 3,453,000 shares of the outstanding common stock of Music Tones, Ltd. ("MTL"), a publicly traded inactive company, in exchange for the same number of the Company's common stock in a reverse acquisition whereby the Company was deemed to be the acquirer. As of the date of the transaction, MTL had 36,000,000 shares of common stock issued and outstanding. Pursuant to the terms of the merger, MTL canceled 31,953,000 shares of its common stock which reduced its issued and outstanding shares to 4,047,000. After the closing, the Company's shareholders owned approximately 46.04% of the then issued and outstanding shares of MTL. This transaction has been accounted for as a pooling of interests. The combined and separate results of MTL and the Company as of the date of the merger have not been presented and the consolidated financial statements for the periods presented have not been restated to include the accounts of MTL because management believes they are immaterial.

NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consists of the following at December 31, 1998 and 1997:

                               Useful Life
                                (in Years)        1998       1997
                               ------------    ---------   ---------
Computer equipment                   5         $  11,569   $  11,215
Office furniture and equipment      5-7           24,950       6,922
Shop equipment                      5-7          169,897      80,291
Computer software                    3             1,458       1,246
Molds                                5            85,855      39,674
Leasehold improvements              39           188,806         -0-
                                               ---------   ---------
                                                 482,535     139,348
Less: accumulated depreciation                   (96,600)    (51,897)
                                               ---------   ---------
                                               $ 385,935   $  87,451
                                               =========   =========

Depreciation expense totaled $46,367 and $26,093 for the years ended December 31, 1998 and 1997, respectively.

NOTE 5 - NOTES PAYABLE

     During the year ended December 31, 1997, the Company entered into several short term notes payable with a director/shareholder totaling $294,990, bearing interest at 10% per annum. These notes were subsequently assigned to another shareholder. On April 2, 1998, the Company entered into an agreement with the shareholder to extend the terms of the notes for a three year period with interest at 10% per annum. These notes shall be amortized over the three year period with payments on principal to be made only if the Company records pre-tax earnings in excess of the principal amount due. If an additional extension of time is necessary, this agreement grants an extension until such a time as pre-tax profits are sufficient to amortize the loans over the three year period. Accordingly, a portion of these notes payable has been classified as long-term debt as of December 31, 1998 and 1997.

     Notes payable as of December 31, 1998 and 1997 consisted of the following:

                                                     1998         1997
                                                   --------     --------

Note payable, vendor, due in monthly payments
of $318, including interest which is calculated
at 18% per annum, final payment due July, 1999;
collateralized by equipment with a net book value
of $5,797 as of December 31, 1998.                 $  2,099     $  4,986

Note payable, shareholder, interest payable at
10% per annum; payable as described above.          294,990      294,990

Convertible note payable, individual, interest
payable at 10% per annum on December 18, 1999
and upon maturity on June 18, 1999; convertible
into common stock at $1.00 per share (See Note
14).                                                 50,000       50,000

Convertible note payable, individual, interest
payable at 10% per annum on January 21, 1999
and upon maturity on July 21, 1999; convertible
into common stock at $1.00 per share (See Note
14).                                                 50,000          -0-

Convertible note payable, individual, interest
payable at 10% per annum on January 21, 1999
and upon maturity on July 21, 1999; convertible
into common stock at $1.00 per share (See Note
14).                                                 25,000          -0-
                                                   --------     --------
Less:  current maturities                           184,970       61,044
                                                   --------     --------
                                                   $237,119     $288,932

     Aggregate annual maturities of the notes payable at December 31, 1998 are as follows:

         During the year ending December 31,
         -----------------------------------

                       1999                        $184,970
                       2000                          94,806
                       2001                         104,733
                       2002                          37,580
                                                   --------
                                                   $422,089
                                                   ========

     Interest expense totaled $42,648 and $19,505 during the years ended December 31, 1998 and 1997, respectively.

NOTE 6 - CUSTOMER AND OTHER DEPOSITS

     Included in customer and other deposits at December 31, 1998 and 1997 is $16,100 received from an individual as a deposit on stock to be issued at $1.00 per share.

NOTE 7 - ADVERTISING COSTS

     During the year ended December 31, 1998, the Company employed the services of a public relations consulting firm to assist them in their advertising efforts, including designing the Company's brochure and logo. Advertising expense incurred during the year ended December 31, 1998 totaled $36,558.

NOTE 8 - LEASES

     The Company is currently renting office and warehouse space in Hallandale, Florida pursuant a five year lease agreement which began April 1, 1998. This five year lease agreement requires monthly rental payments of $4,000 plus sales tax. The Company has the option at the end of the lease term to renew the lease for an additional five years.

     Minimum annual rental payments are as follows:

         During the year ending December 31,
         -----------------------------------

                       1999                        $ 48,000
                       2000                          48,000
                       2001                          48,000
                       2002                          48,000
                       2003                          12,000
                                                   --------
                                                   $204,000
                                                   ========

     Rent expense for the years ended December 31, 1998 and December 31, 1997 amounted to $50,868 and $27,791, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

     Notes payable

     A director and shareholder loaned the Company a total of $294,990 at various times during the year ended December 31, 1997 that were subsequently assigned to another shareholder of the Company. These notes were outstanding as of December 31, 1998 and 1997 and are discussed in Note 5. Interest expense incurred in connection with these loans totaled $29,499 and $17,057 for the years ended December 31, 1998 and 1997, respectively.

     Stockholders' Agreement

     During 1998, the Company entered into a Stockholders' Agreement with eight shareholders. Among other things, this agreement provides that the Company will not sell any of its securities in any transactions unless it provides the shareholders who are parties to the agreement a preemptive right to purchase a pro rata portion of such securities on the same terms and conditions. This preemptive right will not apply to securities issued to any officer, director or employee of the Company under a benefit or compensation plan or for services or assets, other than cash or notes. In addition, the Company granted "piggy-back" registration rights to Software & Healthcare Technology Fund, L.L.C. ("SHTF") and Robertson & Partners, L.L.C. with respect to their shares of common stock under certain conditions as outlined in the agreement. These provisions terminate on the later of May 15, 2000 or the ninetieth consecutive day on which the bid price of the Company's common stock exceeds $4.00 per share on the publicly traded market. All other provisions of the agreement terminate on May 15, 2005.

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

     During the years ended December 31, 1998 and 1997 cash paid by the Company for interest totaled $35,212 and $1,163, respectively.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Investment in common stock

     The carrying amount of investment in common stock approximates fair value because it represents the value of the Company's common stock as indicated by several stock transactions entered into by the Company during the year.

     Notes payable

     The carrying amount approximates fair value because the same terms and interest rates could be obtained for similar maturities.

     Stock options

     It is not practicable to estimate the fair value of the Company's stock options because they are subject to trading restrictions and lack quoted market prices.

NOTE 12 - STOCK OPTIONS

     In August 1997, the Board of Directors granted certain employees, directors and consultants of the Company stock options pursuant to the Company's 1997 Stock Option Plan. A total of 2,000,000 shares of the Company's stock have been reserved for the options to be granted under this plan. Eligible participants include any employee, officer, director or consultant that the Board of Directors, in its sole discretion, designates is eligible to participate in this Plan. The option exercise price is stated on the option grant and shall not be less than 100% of the fair market value of the shares on the date of the grant or the par value, whichever is greater. Unless otherwise stated on the option, each option is exercisable for ten years. As of December 31, 1998, the options granted under this plan totaled 880,000 shares exercisable between five and ten years at prices ranging from $1.50 to $2.81 per share.

     In addition to the options outstanding under the Company's 1997 Stock Option Plan, during October 1998, the Company granted an option to purchase 1,000 shares of the Company's common stock at $1.50 per share through October 2, 2003.

     The following summarizes the status of the Company's stock options for the years ended December 31, 1998 and 1997:

                                                      Weighted-Average
                                          Shares       Exercise Price
                                         --------     ----------------

    Outstanding at January 1, 1997            -0-
    Granted and exercisable               490,000           $1.58
    Exercised                                 -0-
    Forfeited                                 -0-
                                          -------           -----
    Outstanding at December 31, 1997      490,000           $1.58

    Outstanding at January 1, 1998            -0-
    Granted and exercisable               391,000           $2.11
    Exercised                                 -0-
    Forfeited                                 -0-
                                          -------           -----
    Outstanding at December 31, 1998      881,000           $1.82
                                          =======           =====

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to stock options. The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 was $.68 and $0.97, respectively. These values were computed using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; expected volatility of 163% and 75% for the years ended December 31, 1998 and 1997, respectively; and a risk free interest rate of 6%. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of FASB No. 123, "Accounting for Stock-Based Compensation", the Company's net loss for the years ended December 31, 1998 and 1997 would have been $1,134,005 ($.12 per share) and $785,244 ($0.12 per share), respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions. Because the Company's stock options have characteristics that are significantly different from traded options and because changes in the valuation assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 13 - INCOME TAXES

     The Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of December 31, 1998, the Company has generated net tax operating loss carryforwards totaling $1,674,021 which are available to offset future taxable income, if any. These loss carryforwards expire beginning in 2010. Due to limitations on the utilization of loss carryforwards resulting from ownership changes and separate return limitations and the uncertainty that the Company and its subsidiaries will be able to utilize the net operating losses, a 100% valuation allowance has been recorded against the deferred tax assets.

     The following summarizes the components of the net deferred tax asset at December 31, 1998 and 1997:


                                                 1998          1997
                                              ---------     ---------
     Deferred tax assets:
      Net operating loss carryforward         $ 569,168     $ 274,005
      Valuation allowance                      (569,168)     (274,005)
                                              ---------     ---------
     Net deferred tax asset                   $     -0-     $     -0-
                                              =========     =========

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT)

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

     Convertible notes payable

     On December 18, 1997 the Company issued an unsecured convertible note payable to an individual in the face amount of $50,000. This note bears interest at 10% per annum and matures on June 18, 1999. Upon issuance and at any time on or prior to the maturity date, any unpaid principal and accrued interest is convertible into fully paid and nonassessable shares of $0.0001 par value common stock at $1.00 per share.

     On January 21, 1998 the Company issued an unsecured convertible note payable to an individual in the face amount of $50,000. This note bears interest at 10% per annum and matures on July 21, 1999. Upon issuance and at any time on or prior to the maturity date, any unpaid principal and accrued interest is convertible into fully paid and nonassessable shares of $0.0001 par value common stock at $1.00 per share.

     On January 21, 1998 the Company issued an unsecured convertible note payable to an individual in the face amount of $25,000. This note bears interest at 10% per annum and matures on July 21, 1999. Upon issuance and at any time on or prior to the maturity date, any unpaid principal and accrued interest is convertible into fully paid and nonassessable shares of $0.0001 par value common stock at $1.00 per share.

     Share Exchange Agreement

     In connection with a Share Exchange Agreement dated May 20, 1998, the Company acquired a 19% interest in Automated Health Technologies, Inc. ("AHT"), a privately held company, in exchange for 500,000 shares of the Company's common stock. This agreement gives AHT shareholders a five year put option on an additional 1,000,000 shares of the Company's common stock in exchange for the remaining 81% of AHT's common stock under certain conditions as outlined in the agreement.

     Shares issued for cash

     On May 15, 1998, the Company sold 1,000,000 shares of common stock to SHTF for $400,000 in cash. In addition, the Company sold 1,600,000 shares of common stock to Robertson & Partners, L.L.C. for $600,000 in cash on June 30, 1998. These sales were made pursuant to subscription agreements dated May 15, 1998. Robertson & Partners, L.L.C. is the managing member of SHTF. The Company also granted SHTF a 120-day right of first refusal with regard to any offerings of the Company's securities.

NOTE 15 - LEGAL PROCEEDINGS

     The Company was named as one of six co-defendants in a lawsuit filed by the Company's principal scientist's previous employer, Americare Transtech, Inc. Americare Transtech, Inc. alleges damages for violation of Florida's Trade Secret Act with regard to the rights to the patent of the Company's saliva sample collection system. The jury trial in this case commenced on November 9, 1998 and concluded on December 30, 1998. While verdicts were entered against two of the Company's employees, as well as two other defendants, the jury did not award the Plaintiffs any damages against the Company. The jury did, however, find the Company liable for misappropriation of trade secrets and interference with business relationships. An appeal by the Plaintiffs is expected to be filed. The Company intends to aggressively defend its position .

     Americare Transtech, Inc. and four other parties filed an amended complaint in October 1998 naming the Company as one of five co-defendants. This suit alleges patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty as agent, breach of confidential relations, breach of trust, unfair competition, and conversion. Americare is seeking damages for an undisclosed amount in excess of $75,000. The Company intends to aggressively defend the suit and has filed a motion to dismiss because it lacks merit. The Company is currently awaiting the court's ruling on the motion to dismiss.

     In July 1998, Superior Wholesale Products, Inc. ("SWP") instituted a suit against the Company alleging breach of contract and interference with its relationship with a third party claiming damages in the amount of $2,500,000. SWP claims that they entered into an exclusive distribution agreement for the distribution of the Company's HIV saliva test kits and that the Company breached this agreement by selling the product directly to one of SWP's clients. The Company is aggressively defending their position that a distribution agreement was never finalized because SWP did not perform under the provisions of the proposed contract. The Company has filed a counterclaim against SWP for interfering with their relationship with the customer and for defamation.

     In September 1998, John Faro filed a complaint against the Company and four other co-defendants alleging various causes of action and contending that
Mr. Faro is entitled to 460,000 shares of the Company's common stock.    The
stock in question was to be issued as part of a consulting agreement between the Company and Mr. Faro. Prior to canceling the issuance of this stock, the Company obtained a legal opinion stating that this transfer was erroneous and should be voided. The Company has filed a counterclaim against Mr. Faro and intends to aggressively defend its position against Mr. Faro.

NOTE 16 - COMMITMENTS

     On July 1, 1998, the Company entered into two-year employment contracts with its president and two vice presidents. These agreements expire on July 1, 2000 and provide for a minimum annual salary, and incentives based upon the Company's attainment of specified levels of pre-tax earnings. At December 31, 1998, the total commitment, excluding incentives, was $360,000.

NOTE 17 - CONCENTRATIONS

     One major customer comprises approximately 40% ($157,825) of the Company's total revenues during the year ended December 31, 1998.

     One vendor represented approximately 65% ($133,060) of the Company's total purchases of inventory during the year ended December 31, 1998. The Company believes that most components used in the manufacture of its current and proposed products are currently available from numerous suppliers located in the United States, Europe and Asia. However, certain components are available only from a limited number of suppliers. Although the Company believes that it will not encounter difficulties in obtaining these components, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components.

NOTE 18 - SUBSEQUENT EVENTS

     Marketing agreement

     On January 5, 1999, the Company entered into a agreement with Worldwide Marketing, Inc. ("Worldwide"). This contract states that Worldwide will assist the Company in obtaining FDA registration approval for its Rapid Saliva HIV Test Kit for sale in the United States. In exchange for its efforts, Worldwide will receive 250,000 shares of the Company's common stock which was placed in escrow upon the signing of the agreement. Upon receipt of FDA registration approval, as a direct or indirect result of Worldwide's efforts, they will receive a five year option to acquire up to 250,000 shares of the Company's authorized common stock, fully diluted, at market price of the stock based upon the five day prior closing average for the shares traded preceding the date when approval is granted. This agreement expires within one year from the date of signing. Provisions for extension based on documented progress are permitted.

     Related Party Issuance of Stock

     During December 1998, the Company's' Board of Directors voted to accept the offer of Robertson & Partners Venture Fund II to purchase an additional 444,445 shares of stock for $200,000 ($0.45 per share). This amount was received subsequent to year end in $50,000 installments during January through April 1999.

NOTE 19 - SUBSEQUENT EVENTS - EXCLUSIVE LICENSING AGREEMENT

     On April 13, 1999, the Company entered into an exclusive licensing agreement with Vector Medical Technologies, Inc. ("Vector"). This agreement grants Vector exclusive license, subject to the payment of royalties, to certain transdermal delivery equipment, including intangible and tangible assets. In exchange for this exclusive license, Vector has agreed to pay the Company royalties as follows: 4% of its net sales or other net revenues derived from assets in which the Company holds the patent; and 3% of its net sales or other net revenues derived from the portion of assets that are not covered by a patent held by the Company. These royalty payments are due quarterly within 45 days from the end of each calendar quarter for which royalties are payable. Vector has also agreed to pay the Company non-refundable advances against future royalties for a period of four years from the date of the agreement. These payments shall amount to at least $900,000 per year, payable in monthly installments of at least $75,000. In regard to these advances, the companies have agreed to meet at least 90 days prior to the beginning of each calendar year to consider the ongoing feasibility of the relationship and to determine the appropriate amount of non-refundable advances to be made by Vector to the Company. Notwithstanding any agreement to the contrary, this agreement shall be in existence for 10 years. In the event that Vector fails to make its payments, the agreement shall be deemed null and void and the exclusive license and option granted under this agreement shall be terminated without further obligation or liability of either company. Furthermore, this license agreement gives Vector the option to purchase 100% of the assets within four years from the date of the agreement, with any royalty payments credited towards the purchase price. The total purchase price will vary based on gross sales during the preceding twelve month period attributable to the assets and ranges between $3.6 and $6.6 million.

NOTE 20 - SUBSEQUENT EVENTS - JOINT VENTURE AGREEMENT

     On May 3, 1999, the Company entered into a joint venture agreement with HelveStar, S.A., a Swiss technology commercialization, financial and holding company. This agreement outlines the formation and capitalization of BioStar, S.A. for the purposes of commercializing, manufacturing, developing, marketing and selling the Company's present and future technologies and products. BioStar will initially be funded by HelveStar who will own sixty percent.

     This agreement grants BioStar a 99-year exclusive worldwide license for the commercialization, marketing and production of all of the Company's core products and technology. However, BioStar will honor all of the Company's valid existing distributorship agreements. In addition, the Company has transferred its non-core technologies to BioStar which has agreed to purchase them for $2,400,000 payable in monthly installments of $100,000 for 24 months commencing in May 1999.

     In the event BioStar fails to make its payments in connection with its purchase of the non-core technologies, all non-core technologies not paid for will revert to the Company and the exclusive worldwide licenses related to certain core technologies will be terminated.

     Upon the execution of this agreement, the Company granted HelveStar a stock option for 900,000 shares of the Company's stock at an exercise price of $1.58 per share. Within 24 months of the execution of this agreement, HelveStar shall have the right to purchase a total of 2,250,000 shares of the Company's stock. The purchase price of the shares on the date of purchase will be equal to 50% of the closing price of the Company's stock on the latest price trading date on which at least 5,000 shares were traded.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 1999                   SMLX TECHNOLOGIES, INC.


                                     By:/s/ Colin N. Jones
                                        Colin N. Jones, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                   DATE



/s/ Colin N. Jones             President (Chief Executive    May 20, 1999
Colin N. Jones                 Officer) and Director



/s/ Henry B. Schur             Vice President of Marketing   May 20, 1999
Henry B. Schur                 and Director


/s/ Nicholas G. Levandoski     Vice President of Research    May 20, 1999
Nicholas G. Levandoski,        and Development, Secretary,
  Ph.D.                        Treasurer (Chief Financial
                               and Accounting Officer)
                               and Director


/s/ Joel Marcus                Director                      May 20, 1999
Joel Marcus


/s/ Kenneth H. Robertson       Director                      May 20, 1999
Kenneth H. Robertson


/s/ Gerald M. Wochna           Director                      May 20, 1999
Gerald M. Wochna