Form 10-K/A
period 1998-12-31
SMLX TECHNOLOGIES INC
filed 1999-05-28
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 1

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

NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS (CONTINUED)

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

NOTE 12 - STOCK OPTIONS (CONTINUED)

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

NOTE 13 - INCOME TAXES (CONTINUED)

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

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

NOTE 15 - LEGAL PROCEEDINGS (CONTINUED)

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

NOTE 19 - SUBSEQUENT EVENTS - EXCLUSIVE LICENSING AGREEMENT

     On April 13, 1999, the Company entered into an exclusive licensing agreement with Vector Medical Technologies, Inc. ("Vector"). This agreement grants Vector exclusive license, subject to the payment of royalties, to certain drug delivery systems, including intangible and tangible assets. In exchange for this exclusive license, Vector has agreed to pay the Company royalties as follows: 4% of its net sales or other net revenues derived from assets in which the Company holds the patent; and 3% of its net sales or other net revenues derived from the portion of assets that are not covered by a patent held by the Company. These royalty payments are due quarterly within 45 days from the end of each calendar quarter for which royalties are payable. Vector has also agreed to pay the Company non-refundable advances against future royalties for a period of four years from the date of the agreement. These payments shall amount to at least $900,000 per year, payable in monthly installments of at least $75,000. In regard to these advances, the companies have agreed to meet at least 90 days prior to the beginning of each calendar year to consider the ongoing feasibility of the relationship and to determine the appropriate amount of non-refundable advances to be made by Vector to the Company. Notwithstanding any agreement to the contrary, this agreement shall be in existence for 10 years. In the event that Vector fails to make its payments, the agreement shall be deemed null and void and the exclusive license and option granted under this agreement shall be terminated without further obligation or liability of either company. Furthermore, this license agreement gives Vector the option to purchase 100% of the assets within four years from the date of the agreement, with any royalty payments credited towards the purchase price. The total purchase price will vary based on gross sales during the preceding twelve month period attributable to the assets and ranges between $3.6 and $6.6 million.

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

Date: May 28, 1999                   SMLX TECHNOLOGIES, INC.


                                     By:/s/ Colin N. Jones
                                        Colin N. Jones, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                   DATE



/s/ Colin N. Jones             President (Chief Executive    May 28, 1999
Colin N. Jones                 Officer) and Director



/s/ Henry B. Schur             Vice President of Marketing   May 28, 1999
Henry B. Schur                 and Director


/s/ Nicholas G. Levandoski     Vice President of Research    May 28, 1999
Nicholas G. Levandoski,        and Development, Secretary,
  Ph.D.                        Treasurer (Chief Financial
                               and Accounting Officer)
                               and Director


/s/ Joel Marcus                Director                      May 28, 1999
Joel Marcus


/s/ Kenneth H. Robertson       Director                      May 28, 1999
Kenneth H. Robertson


/s/ Gerald M. Wochna           Director                      May 28, 1999
Gerald M. Wochna