Form 10QSB
period 1999-03-31
SMLX TECHNOLOGIES INC
filed 1999-06-29
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1999


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

                             Yes [ X ]   No [   ]


There were 10,930,000 shares of the Registrant's Common Stock outstanding as of March 31, 1999.

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements                                 3

              Unaudited Consolidated Balance Sheets as of
              March 31, 1999 and December 31, 1998                 3-4

              Unaudited Consolidated Statement of Operations
              for Three Months ended March 31, 1999 and 1998       5

              Unaudited Consolidated Statement of Cash Flows
              for Three Months ended March 31, 1999 and 1998       6

              Unaudited Notes to Consolidated Financial
              Statements                                           7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           9

Part II.  Other Information                                       10

     Item 1.  Legal Proceedings                                   10
     Item 2.  Changes in Securities                               10
     Item 3.  Defaults upon Senior Securities                     10
     Item 4.  Submission of Matters to a Vote of Security
              Holders                                             10
     Item 5.  Other Information                                   10
     Item 6.  Exhibits and Reports on Form 8-K                    10

Signatures                                                        11

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                                      3/31/99       12/31/98
                                                      -------       --------

ASSETS

CURRENT ASSETS
  Cash                                               $ 45,207       $ 47,594
  Accounts Receivable (Net of allowance for
    uncollectible accounts of $16,733 for
    12/31/98 and 3/31/99                               27,265          2,342
  Inventory                                           143,420        141,572
  Prepaid Expenses                                     20,010         19,411
                                                     --------       --------
     Total Current Assets                             235,902        210,919

Property, Plant and Equipment, at cost
  (Net of accumulated depreciation and
  amortization of $24,150 and $96,600
  on 3/31/99 and 12/31/98, respectively)              372,226        385,935

OTHER ASSETS
  Deposits                                              8,192          8,192
  Organization Expenses                                   300          1,352
  Patents and Trademarks (net of accumulated
   amortization of $126 and $504 on 3/31/99
   and 12/31/98, respectively)                         59,166         58,267
  Investment in Common Stock                          200,000        200,000
                                                     --------       --------
     Total Assets                                    $875,786       $864,665
                                                     ========       ========


















The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                     3/31/99       12/31/98
                                                   ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities         $  254,236     $  160,755
  Current Portion of Notes Payable                    182,284        184,970
  Customer Deposits                                    73,373        108,698
                                                   ----------     ----------
     Total Current Liabilities                        509,893        454,423
                                                   ----------     ----------

LONG-TERM DEBT
  Notes Payables, Net of Current Portion              238,932        237,119

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001, Authorized
   100,000,000 Shares, Issued and Outstanding
   10,930,000 Shares on 3/31/99 and 10,600,000
   on 12/31/98)                                         1,093          1,060
  Preferred Stock (Par Value $.0001, Authorized
   10,000,000 Shares, No Shares Issued and
   Outstanding)                                             -              -
  Additional Paid-In Capital                        2,007,854      1,846,084
  Deficit Accumulated                              (1,881,986)    (1,674,021)
                                                   ----------     ----------
     Total Stockholders' Equity                       126,961        173,123
                                                   ----------     ----------

     Total Liabilities and Stockholders' Equity    $  875,786     $  864,665
                                                   ==========     ==========












The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                     3/31/99        3/31/98
                                                   ----------     ----------

REVENUES - NET                                     $   61,771     $   42,298

COST OF GOODS SOLD                                     22,004         19,601
                                                   ----------     ----------

GROSS PROFIT                                           39,767         22,697

OPERATING EXPENSES
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        212,707        129,685
  DEPRECIATION AND AMORTIZATION EXPENSE                24,150          6,551
                                                   ----------     ----------

     TOTAL OPERATING EXPENSES                         236,857        136,236

OPERATING LOSS                                       (197,090)      (113,539)

INTEREST EXPENSE                                      (10,875)       (10,417)
                                                   ----------     ----------

NET (LOSS)                                           (207,965)      (123,956)

NET (LOSS) PER SHARE                                   (0.019)        (0.016)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      10,930,000      7,500,000
                                                   ==========     ==========



















The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                     3/31/99        3/31/98
                                                   ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                       $ (207,965)    $ (123,956)

  Adjustment to Reconcile Net (Loss)
   to Net Cash Provided By (Used in)
   Operating Activities:

    Depreciation and Amortization                      24,276          6,551
    Changes in Operating Assets and Liabilities:
      Accounts Receivable                             (24,923)           335
      Inventory                                        (1,848)        11,102
      Deposits                                              -         (4,500)
      Accounts Payable and Accrued Liabilities         93,481         (9,183)
      Customer Deposits                               (35,325)       (26,868)
      Prepaid Expenses and Organization Expenses          453              -
                                                   ----------     ----------
Net Cash (Used In) Provided By Operating
 Activities                                          (151,851)      (146,519)
                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets and Patents             (10,441)       (25,068)
  Notes Payable to Stockholders                             -              -
  Patent Costs                                         (1,025)             -
                                                   ----------     ----------
Net Cash Provided by (Used In) Investing
  Activities                                          (11,466)       (25,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Private Placement                     161,803        200,000
  Payments on Notes Payable                                 -              -
  Proceeds from Notes Payable                            (873)        74,510
                                                   ----------     ----------
Net Cash Provided By (Used In) Financing
  Activities                                          160,930        274,510
                                                   ----------     ----------
Net Increase (Decrease) in Cash                        (2,387)       102,923

Cash - Beginning of Period                             47,594         41,743
                                                   ----------     ----------

Cash - End of Period                               $   45,207     $  144,666
                                                   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $1,881,986 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consists of $143,420 of finished goods as of March 31, 1999.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 1999:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      37,973
       Lab Equipment                                      266,197
                                                        ---------
       Total Equipment                                    492,976
           Less:  Accumulated Depreciation                120,750
                                                        ---------
       Total Property, Plant and Equipment              $ 372,226
                                                        =========

NOTE 5 - NOTES PAYABLE

       Interest Expense for the period ended
       March 31, 1999, amounted to:                     $  10,875

       Interest Expense for the period ended
       March 31, 1998, amounted to:                     $  10,417

NOTE 6 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of March 31, 1999, the Company has generated net operating loss carryforwards totalling $(1,881,986) which are available to offset future taxable income, if any, through the year 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at March 31, 1999:

      Deferred Tax Assets:
         Net Operating Loss Carryforward      (1,881,986)

      Valuation Allowance                                   (1,881,986)


NOTE 7 - YEAR 2000 COMPLIANCE

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

If vendors state that they will not be compliant by year 2000, we will make arrangements to switch vendors by July 1, 1999.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31,
1998

     During the three months ended March 31, 1999, the Company had $61,771 in revenue compared to $42,298 in revenue during the corresponding prior year period. The increase in revenue was the result of international sales of samples for testing and evaluation purposes.

     The Company expects to sign contracts during the second quarter that will lead to significant sales in the future.

     Expenses for the three months ended March 31, 1999, were approximately $100,621 more than the corresponding prior year period. General selling and other administrative expenses increased due to additional personnel hired and legal costs.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had negative working capital of approximately $(273,991) compared to approximately $(243,504) at December 31, 1998. Due to existing in-house orders and the anticipated private sale of the Company's common stock, working capital is expected to increase during the second quarter of 1999.

     As of March 31, 1999, the Company had no material commitments for capital expenditures.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     None.

ITEM 2.   CHANGES IN SECURITIES.

     During the three months ended March 31, 1999, the Company sold 330,000 shares of Common Stock to one accredited investor for approximately $162,000 in cash.

     With respect to this sale, the Company relied on Section 4(2) of the Act. The investor signed a subscription agreement in which it represented that it was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

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


Date:   June 29, 1999               By:/s/ Colin Jones
                                       Colin Jones, President

                             EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically