Form 10QSB
period 1999-06-30
SMLX TECHNOLOGIES INC
filed 1999-07-16
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-QSB



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 1999


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

                             Yes [ X ]   No [   ]


There were 11,544,444 shares of the Registrant's Common Stock outstanding as of June 30, 1999.

                                    INDEX


Part I: Financial Information                                      Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheets - as of
     June 30, 1999................................................   3-4

     Unaudited Consolidated Statements of Operations, Six
     Months Ended June 30, 1999 and 1998 .........................     5

     Unaudited Consolidated Statement of Cash Flows, Six
     Months Ended June 30, 1999 and 1998 ..........................    6

     Notes to Consolidated Financial Statements..................     7-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...........     9

Part II: Other Information.......................................     10

     Item 1.  Legal Proceedings..................................     10

     Item 2.  Change in Securities...............................     10

     Item 3.  Defaults Upon Senior Securities....................     10

     Item 4.  Submission of Matters to a Vote
              of Security Holders................................     10

     Item 5.  Other Information..................................     10

     Item 6.  Exhibits and Reports on Form 8-K...................     10

Signatures ......................................................     10

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                6/30/99        12/31/98
                                               ---------       ---------
ASSETS

CURRENT ASSETS
  Cash                                         $  315,665      $   47,594
  Accounts Receivable (Net of allowance
   for uncollectible accounts of $16,733
   for 12/31/98 and 6/31/99                         5,518           2,342
  Inventory                                       143,680         141,572
  Prepaid Expenses                                 17,831          19,411
                                               ----------       ---------

    Total Current Assets                          482,694         210,919

Property, Plant and Equipment, at cost
  (Net of accumulated depreciation and
   amortization of $28,392 and $96,600
   on 6/30/99 and 12/31/98, respectively)         360,638         385,935

OTHER ASSETS

  Deposits                                          8,192           8,192
  Organization Expenses                               300           1,352
  Patents and Trademarks
   (Net of accumulated amortization of $1,307
    and $504 on 6/30/99 and 12/31/98,
    respectively)                                  65,357          58,267
  Investment in Common Stock                      200,000         200,000
                                               ----------       ---------
Total Assets                                   $1,117,181       $ 864,665
                                               ==========       =========



















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                               6/30/1999        12/31/98
                                               ----------       ---------
LIABILITIES

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities     $    37,144     $   160,755
  Current Portion of Notes Payable                  56,372         184,970
  Customer Deposits                                165,418         108,698
                                               -----------     -----------
    Total Current Liabilities                      258,934         454,423

LONG-TERM DEBT
  Notes Payables, Net of Current Portion           238,932         237,119
                                               -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001, Authorized
   100,000,000 Shares, Issued and Outstanding
   11,544,444 Shares on 6/30/99 and 10,600,000
    on 12/31/98)                                     1,154          1,060
  Preferred Stock (Par Value $.0001, Authorized
   10,000,000 Shares, No Shares Issued and
   Outstanding)                                          -               -
  Additional Paid-In Capital                     2,481,993       1,846,084
  Deficit Accumulated                           (1,863,832)     (1,674,021)
                                               -----------     -----------
    Total Stockholders' Equity                     619,315         173,123
                                               -----------     -----------
    Total Liabilities and Stockholders'
     Equity                                    $ 1,117,181     $   864,665
                                               ===========     ===========
















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                            SIX MONTHS ENDED          THREE MONTHS ENDED
                           6/30/99       6/30/98      6/30/99      6/30/98
                          ---------    ---------     ---------    ---------

REVENUES - NET            $ 406,372    $ 202,891     $ 356,221    $ 160,593

COST OF GOODS SOLD           25,506       78,638         3,502       59,281

GROSS PROFIT                380,866      124,253       352,719      101,312

OPERATING EXPENSES
 SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES   514,328      359,591       303,838      230,497
 DEPRECIATION AND
  AMORTIZATION EXPENSE       29,964       13,102        29,964        6,551
                          ---------    ---------     ---------    ---------

    TOTAL OPERATING
     EXPENSES               544,292      372,693       333,802      237,048

OPERATING INCOME (LOSS)    (163,426)    (248,440)       18,917     (135,736)

INTEREST EXPENSE            (19,953)     (21,147)       (9,076)     (10,673)
                          ---------    ---------     ---------    ---------

NET PROFIT/(LOSS)          (183,379)    (269,587)        9,841     (146,409)

NET (LOSS) PER SHARE         (0.020)      (0.030)        0.000       (0.020)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING   11,540,000    8,000,000    11,540,000    8,500,000





















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                         AND JUNE 30, 1998 (UNAUDITED)

                                                  6/30/99       6/30/98
                                                 ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                     $(183,379)   $ (269,587)

  Adjustment to Reconcile Net (Loss)
   to Net Cash Provided By (Used in)
   Operating Activities:

     Depreciation and Amortization                  29,964        13,102

     Changes in Operating Assets and Liabilities:
      Accounts Receivable                           (3,176)        3,846
      Inventory                                     (2,108)       (5,971)
      Accounts Payable and Accrued Liabilities    (123,611)       (9,057)
      Customer Deposits                             56,720        (6,392)
      Prepaid Expenses and Organization Expenses     2,367       (19,561)
                                                 ---------    ----------
  Net Cash (Used In) Provided By Operating
   Activities                                     (223,223)     (293,620)
                                                 ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                       (3,095)      (68,409)
  Notes Payable to Stockholders                          -             -
  Patent Costs                                      (8,397)      (26,763)
                                                 ---------    ----------
  Net Cash Provided by (Used In) Investing
   Activities                                      (11,492)      (95,172)
                                                 ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Private Placement                  636,003     1,000,000
  Notes Payable                                   (133,217)       89,846
                                                 ---------    ----------
Net Cash Provided By (Used In) Financing
 Activities                                        502,786     1,089,846
                                                 ---------    ----------

Net Increase (Decrease) in Cash                    268,071       701,054

Cash - Beginning of Period                          47,594        41,743
                                                 ---------    ----------
Cash - End of Period                             $ 315,665    $  742,797
                                                 =========    ==========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1999 (UNAUDITED)


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

NOTE 2 - basis of presentation and continued existence

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $1,863,.832 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consists of $143,680 of finished goods as of June 30, 1999.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at June 30, 1999:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      37,973
       Lab Equipment                                      260,157
                                                        ---------
       Total Equipment                                    486,936
           Less:  Accumulated Depreciation                126,299
                                                        ---------
       Total Property, Plant and Equipment              $ 360,637
                                                        =========

NOTE 5 - NOTES PAYABLE

       Interest Expense for the period ended
       June 30, 1999, amounted to:                     $  19,953

       Interest Expense for the period ended
       June 30, 1998, amounted to:                     $  21,147

NOTE 6 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of June 30, 1999, the Company has generated net operating loss carry forwards totaling $(1,863,832) which are available to offset future taxable income, if any, through the year 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at June 30, 1999:

      Deferred Tax Assets:
         Net Operating Loss Carry forward          (1,863,832)

      Valuation Allowance                          (1,863,832)


NOTE 7 - YEAR 2000 COMPLIANCE

The Company is in the process of completing a review of the effect that the year 2000 will have on its stand alone computer system related to its ongoing operations, its internal control systems and preparation of financial information. As the Company keeps both an electronic and paper backup of all contracts, financial data and important correspondence, it does not believe there will be any serious problem. Additionally, the Company plans to purchase new computers for all stations that would be subject to any Y2K problems during the third quarter of this year.

The Company has queried all vendors and suppliers of services that might have an effect on its business and there does not appear to be any problem.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgement in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include timing of orders and shipments, market acceptance of products, ability to increase level of production, impact of government regulations, availability of capital to finance growth and general economic conditions.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

     During the three months ended June 30, 1999, the Company had $356,221 in revenue compared to $160,593 in revenue during the corresponding prior year period. The increase in revenue was due to the signing of two contracts during April and May 1999. Pursuant to a contract signed with Vector Medical Technologies, Inc., the Company sold certain technologies and is to receive an advance on royalties of $75,000 per month for four years. Pursuant to a contract signed with HelveStar, S.A., the Company and HelveStar formed a joint venture named BioStar Life Sciences. BioStar has agreed to purchase certain non-core products from the Company for $2.4 million payable $100,000 per month for 24 months.

     Expenses for the three months ended June 30, 1999, were approximately $73,341 more than the corresponding prior year period. General selling and other administrative expenses increased due to additional personnel hired and legal costs.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had working capital of approximately $223,760 compared to a deficit of approximately $(243,504) at December 31, 1998.

     The second quarter marks the first time that the Company has shown a profit since it became operational last June. The Company expects that the remaining quarters of 1999 will also be profitable.

     As of June 30, 1999, the Company had no material commitments for capital expenditures.

                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item 2.   Changes in Securities.

     Sales of Restricted Securities. During the quarter ended June 30, 1999, the Company issued restricted securities as follows:

     In April 1999, the Company sold 444,444 shares of Common Stock to R&P Venture II, an accredited investor, which is controlled by Kenneth H. Robertson, a Director of the Company, for $200,000.

     In May 1999, the Company issued an aggregate of 125,000 shares of Common Stock to three investors upon the conversion of convertible notes aggregating $125,000 in principal.

     In May 1999, the Company also issued an aggregate of 375,204 shares of Common Stock to six investors upon the exercise of options at an exercise price of $1.58 per share, or an aggregate purchase price of $592,822.

     With respect to these sales, the Company relied on Section 4(2) of the Act. The investors represented that they were purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                          electronically

          (b) Reports on Form 8-K. The Company filed one Report on Form 8-K dated May 10, 1999, reporting information under Items 5 and 7 of that form concerning the execution of a Joint Venture Agreement with HelveStar S.A.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SMLX TECHNOLOGIES, INC.


Date:  July 16, 1999                By:/s/ Colin N. Jones
                                       Colin N. Jones, President

                                EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically