Form 10QSB
period 1999-09-30
SMLX TECHNOLOGIES INC
filed 1999-11-09
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-QSB



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  September 30, 1999


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

                             Yes [ X ]   No [   ]


There were 11,544,648 shares of the Registrant's Common Stock outstanding as of November 1, 1999.

                                    INDEX


Part I: Financial Information                                      Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheets - as of
     September 30, 1999...........................................   3-4

     Unaudited Consolidated Statements of Operations, Nine
     Months Ended September 30, 1999 and 1998 ....................     5

     Unaudited Consolidated Statement of Cash Flows, Nine
     Months Ended September 30, 1999 and 1998 ....................     6

     Notes to Consolidated Financial Statements...................    7-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ............     9

Part II: Other Information........................................    10

     Item 1.  Legal Proceedings...................................    10

     Item 2.  Change in Securities................................    10

     Item 3.  Defaults Upon Senior Securities.....................    10

     Item 4.  Submission of Matters to a Vote
              of Security Holders.................................    10

     Item 5.  Other Information...................................    10

     Item 6.  Exhibits and Reports on Form 8-K....................    10

Signatures .......................................................    10

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                9/30/99        12/31/98
                                               ---------       ---------
ASSETS

CURRENT ASSETS
  Cash                                         $  393,943       $  47,594
  Accounts Receivable (Net of allowance
   for uncollectible accounts of $16,733
   for 9/30/99 and 12/31/98                         9,821           2,342
  Inventory                                       144,558         141,572
  Prepaid Expenses                                 43,188          19,411
                                               ----------       ---------

    Total Current Assets                          591,510         210,919
                                               ----------       ---------
Property, Plant and Equipment, at cost
  (Net of accumulated depreciation and
   amortization of $44,661 and $96,600
   on 9/30/99 and 12/31/98, respectively)         392,175         385,935

OTHER ASSETS

  Deposits                                          8,192           8,192
  Organization Expenses                               300           1,352
  Patents and Trademarks
   (Net of accumulated amortization of $1,307
    and $504 on 9/30/99 and 12/31/98,
    respectively)                                  66,453          58,267
  Investment in Common Stock                      200,000         200,000
                                               ----------       ---------
Total Assets                                   $1,258,630       $ 864,665
                                               ==========       =========



















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                               9/30/1999        12/31/98
                                               ----------       ---------
LIABILITIES

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities     $   122,451     $   160,755
  Current Portion of Notes Payable                  56,058         184,970
  Customer Deposits                                180,716         108,698
                                               -----------     -----------
    Total Current Liabilities                      359,225         454,423
                                               -----------     -----------

LONG-TERM DEBT
  Notes Payables, Net of Current Portion           238,932         237,119
                                               -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001, Authorized
   100,000,000 Shares, Issued and Outstanding
   11,544,648 Shares on 9/30/99 and 10,600,000
    on 12/31/98)                                     1,154           1,060
  Preferred Stock (Par Value $.0001, Authorized
   10,000,000 Shares, No Shares Issued and
   Outstanding)                                          -               -
  Additional Paid-In Capital                     2,465,893       1,846,084
  Deficit Accumulated                           (1,806,574)     (1,674,021)
                                               -----------     -----------
    Total Stockholders' Equity                     660,473         173,123
                                               -----------     -----------
    Total Liabilities and Stockholders'
     Equity                                    $ 1,258,630     $   864,665
                                               ===========     ===========















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                             NINE MONTHS ENDED          THREE MONTHS ENDED
                           9/30/99       9/30/98      9/30/99      9/30/98
                          ---------    ---------     ---------    ---------

REVENUES - NET           $  810,874   $  369,426     $ 404,502    $ 166,535

COST OF GOODS SOLD           27,742      132,045         2,236       53,407
                         ----------   ----------     ---------    ---------
GROSS PROFIT                783,132      237,381       402,266      113,128

OPERATING EXPENSES
 SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES   832,769      679,632       317,441      320,041
 DEPRECIATION AND
  AMORTIZATION EXPENSE       44,661       19,653        14,697        6,551
                         ----------   ----------    ----------   ----------

    TOTAL OPERATING
     EXPENSES               877,430      699,285       332,138      326,592

OPERATING INCOME (LOSS)     (94,298)    (461,904)       70,128     (213,464)

INTEREST EXPENSE            (27,393)     (31,881)       (7,440)     (10,734)
                         ----------   ----------    ----------   ----------

NET (LOSS)                 (121,691)    (493,785)       62,688     (224,198)

NET (LOSS) PER SHARE         (0.010)      (0.050)        0.005       (0.020)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING   11,544,648   10,500,000    11,544,648   10,600,000





















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                  9/30/99       9/30/98
                                                 ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                     $(121,691)   $ (493,785)

  Adjustment to Reconcile Net (Loss)
   to Net Cash Provided By (Used in)
   Operating Activities:

     Depreciation and Amortization                  44,661        19,653

     Changes in Operating Assets and Liabilities:
      Increase in Accounts Receivable               (7,479)        1,903
      (Increase) in Inventory                       (2,986)      (32,509)
      (Increase) in Prepaid Expense                (23,777)      (27,945)
      Decrease in Accounts Payable                 (38,304)       30,083
      Increase in Customer Deposits                 72,018       (19,725)
      Decrease in Security Deposits                      -         5,852
                                                 ---------    ----------
  Net Cash (Used In) Provided By Operating
   Activities                                      (77,558)     (516,473)
                                                 ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets and Patents          (58,898)     (220,126)
  Notes Payable Payoff                            (128,912)       72,948
  Patent Costs                                      (8,186)      (41,392)
  Sale of Stock                                    619,903     1,000,000
                                                 ---------    ----------
  Net Cash Provided by (Used In) Investing
   Activities                                      423,907       811,430
                                                 ---------    ----------

Net Increase (Decrease) in Cash                    346,349       294,957

Cash - Beginning of Period                          47,594        41,743
                                                 ---------    ----------

Cash - End of Period                             $ 393,943    $  336,700
                                                 =========    ==========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)


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

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $1,806,574 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consists of $144,558 of finished goods as of September 30, 1999.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 1999:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      50,502
       Lab Equipment                                      293,730
                                                        ---------
       Total Equipment                                    532,038
           Less:  Accumulated Depreciation                140,863
                                                        ---------
       Total Property, Plant and Equipment              $ 392,175
                                                        =========

NOTE 5 - NOTES PAYABLE

       Interest Expense for the period ended
       September 30, 1999, amounted to:                 $  27,393

       Interest Expense for the period ended
       September 30, 1998, amounted to:                 $  31,881

NOTE 6 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of September 30, 1999, the Company has generated net operating loss carry forwards totaling $(1,806,574) which are available to offset future taxable income, if any, through the year 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at September
30,1999:

      Deferred Tax Assets:
         Net Operating Loss Carry forward          (1,806,574)

      Valuation Allowance                                        (1,806,574)

NOTE 7 - YEAR 2000 COMPLIANCE

During the third quarter of this year, the company purchased new computers for all stations that would be subject to any Y2K problems. Additionally, the Company keeps both an electronic and paper backup of all contracts, financial data and important correspondence. It does not anticipate any internal Y2K problems. The company has been querying all vendors and suppliers of services that might have an effect on the Company's business and there does not appear to be any problem.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgement in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include timing of orders and shipments, market acceptance of products, ability to increase level of production, impact of government requisitions, availability of capital to finance growth and general economic conditions.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1998

     During the three months ended September 30, 1999, the Company had $404,502 in revenue compared to $166,535 in revenue during the corresponding prior year period. The increase in revenue was the result of Advanced Royalty Income and the sale of Technology.

     Expenses for the three months ended September 30, 1999, were approximately $1600 less than the corresponding prior year period.

     The third quarter marks the second consecutive time that the Company has shown a profit since it became operational. The Company expects that the fourth quarter of 1999 will also be profitable.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

     During the nine months ended September 30, 1999, the Company had $810,874 in revenue compared to $369,426 during the nine months ended September 30, 1998. The increase in revenue was due to the signing of two contracts during April and May 1999. Pursuant to a contract signed with Vector Medical Technologies, Inc., the Company sold certain technologies and is to receive an advance on royalties of $75,000 per month for four years. Pursuant to a contract signed with HelveStar, S.A., the Company and HelveStar formed a joint venture named BioStar Life Sciences. BioStar has agreed to purchase certain non-core products from the Company for $2.4 million payable $100,000 per month for 24 months.

     Total operating expenses for the nine months ended September 30, 1999, were $877,430 compared to $699,285 for the nine months ended September 30, 1998. The increased expenses were primarily due to additional personnel hired during 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had working capital of approximately $232,285 compared to approximately $(243,504) at December 31, 1998. The primary reason for the increase in the working capital was the receipt of $619,903 from the sale of stock during the first six months of 1999.

     As of September 30, 1999, the Company had no material commitments for capital expenditures.

                        PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:

     None

Item 2.  Changes in Securities:

     None

Item 3.  Defaults Upon Senior Securities:

     None

Item 4.  Submission of Matters to a Vote of Security Holders:

     None

Item 5.  Other Information:

    SMLX has entered into a partnership with Florida International University
(FIU) whereby FIU will provide research services to SMLX. Additionally, SMLX and BioStar Life Science, its partner, have agreed to fund a five year,$15,000 per year graduate fellowship in biomedical engineering at FIU.

Item 6.  Exhibits and Reports on Form 8-K:

    (a)  Exhibit 27   Financial Data Schedule       Filed herewith
                                                    electronically

    (b)  Reports on Form 8-K:   None


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SMLX TECHNOLOGIES, INC.


Date:  November 9, 1999               By: /s/ Colin Jones
                                          Colin Jones, President

                           EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically