Form 10KSB
period 1999-12-31
SMLX TECHNOLOGIES INC
filed 2000-05-03
CIK 1011854

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: December 31, 1999

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

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.0001 Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $962,836.

As of April 6, 2000, 12,104,648 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $4,119,000.

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

VECTOR MEDICAL AGREEMENT

     In April 1999, the Company entered into an Exclusive Licensing Agreement with Vector Medical Technologies, Inc. ("Vector") with regard to the Company's assets and technologies involving certain drug delivery system products. Vector received a ten year exclusive license for any products sold by this subsidiary in exchange for a royalty of 3% to 4% net revenues. Vector is also required to pay the Company non-refundable advances against future royalties of at least $900,000 per year to be used solely for feasibility studies relating to the technologies to be performed by the Company or its subsidiary. Vector has the right to discontinue the payments and terminate its rights in the event that adverse reaction to the technologies occur in patients or should efficacy not qualify for submission to the FDA for subsequent approval. Also, in the event that Vector fails to make payments, and does not cure the default upon notice from the Company, the agreement will become null and void and the license terminated without further obligation or liability of either company.

     The Company also granted to Vector a right to purchase the subsidiary or its assets for a four year period at a price ranging from $3.6 to $6.6 million (less amounts paid) depending on the amount of gross sales from the assets during the prior 12 months. The purchase price could be paid all or part in shares of Vector's common stock under certain circumstances if such shares are traded on Nasdaq or the American or New York Stock Exchange. However, Vector is not currently publicly-held.

     During 1999, the Company received $600,000 in advance royalties under the agreement with Vector.

AGREEMENT WITH HELVESTAR

     Effective May 3, 1999, the Company entered into a Joint Venture Agreement with HelveStar S.A., a Swiss corporation based in Fribourg, Switzerland. Pursuant to the Agreement, a new Swiss corporation named "BioStar, S.A." was formed, owned 60% by HelveStar and 40% by the Company. HelveStar contributed the initial capital of 100,000 Swiss Francs for BioStar and is advancing working capital to BioStar for the first 24 months or until BioStar achieves positive cash flow from operating revenues, whichever first occurs. The Company contributed to BioStar three license agreements for its core technologies, namely its Bioven, Saliva Test and Airbrator products. In addition, the Company agreed to sell its rights to certain non-core technologies to BioStar in exchange for $2,400,000 payable in monthly installments of $100,000. During 1999, only $300,000 of such payments were made, and as of the date of this Report, no installments have been received in 2000.

     The agreement states that in the event that BioStar fails to make its payments in connection with its purchase of the non-core technologies, all non-core technologies not paid for will revert to the Company and the exclusive worldwide licenses related to certain core technologies will be terminated. In March 2000, the Company sent default letters to BioStar informing them of their non-payment under the terms of the agreement and giving them twenty days to cure the default. The default was not subsequently cured during this twenty day period.

     Under the terms of the Agreement, the Company is responsible for all research and development, new product evaluations and new product training for BioStar, HelveStar and their affiliates. The Company has ceased all marketing activities for products covered by the joint venture except for existing agreements with distributors.

     HelveStar has assigned individuals to serve as officers, employees and representatives of BioStar. The Board of Directors of BioStar consists of six members, of which four have been designated by HelveStar and two have been designated by the Company. In addition, the Company has agreed to allow HelveStar to designate two persons to become Directors of the Company and support their election.

     In connection with the Joint Venture Agreement, the Company granted HelveStar options to purchase 900,000 shares of its Common Stock at $1.58 per share. In addition, HelveStar or its designees has the right to purchase 2,250,000 shares of the Company's Common Stock at 50% of the market price on the last day prior to purchase that at least 5,000 shares were traded until May 3, 2001. During the year ended December 31, 1999, six persons designated by HelveStar purchased an aggregate of 375,204 shares under this option.

DESCRIPTION OF BUSINESS

     GENERAL

     SMLX is engaged in the business of developing technological solutions for the medical, dental and other industries and then bringing the technologies to the marketplace.

     In October 1999, the Company's quality management system was approved for ISO 9001, BS EN 9001, and ANSI/ASQC Q9001-1994 certification for the design, development and manufacture of dental air abrasion devices. In January 2000, the Company also received EN 46001:1996 certification in this category.

     ISO (the International Organization for Standardization) is a worldwide federation of national standards bodies dealing with quality system requirements. The mission of ISO is to create a system that, when adhered to, prevents deviations from specific quality requirements at all product stages from design to service.

     The Company has also met all of the requirements and has been self-certified to stamp dental air abrasion products shipped into the European Union ("EU") with a "CE" symbol called the "CE Marking", which certifies that the products meet the requirements of all relevant EU directives. Products can no longer be sold in the EU without the "CE" mark.

     THE COMPANY'S PRODUCTS

     Our products can be organized as follows:

             1.  Medical diagnostic tests - Development completed.

                 (a) Rapid saliva tests (cleared for use in certain foreign countries; not in the U.S.).

             2.  Medical diagnostic tests - In development.

                 (a)  Rapid saliva tests for mumps, measles and rubella.

                 (b)  Blood or saliva test for periodontal disease.

             3. Drug Delivery Systems - Licensed to Vector Medical Technologies, Inc.

             4.  Dental products.

                 (a) Airbrator(R) for polishing, cleaning and abrading teeth (cleared for marketing by FDA and for "CE" mark for marketing in EU).

                 (b)  Saliva Collector (dental use).

                 (c) Airbrator(R) for use in cavity preparation (510(k) sub-mitted to FDA; cleared for "CE" mark for marketing in
                      EU).

             5.  Equine products in testing.

                 (a)  Bioven - anti-inflammatory drug (submitted to USDA).

                 (b)  Equine infectious anemia rapid test.


             6.  Other miscellaneous products.

                 (a)  Flea and tick shampoo for small animals.

                 (b)  Organic garden spray (in final testing).

                 (c)  Flavor enhancement.

                 (d) Cosmetic line developed under contract with Vector (in final testing).

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

     B. DRUG DELIVERY SYSTEMS. On April 13, 1999 the Company entered into an Exclusive Licensing Agreement and Purchase Option Agreement with Vector Medical Technologies, Inc. pursuant to which the Company agreed to transfer to a newly-formed, wholly-owned subsidiary, all of its proprietary technical know-how, patent applications and other assets related to the technologies for the delivery of drugs and other natural and synthetic materials, and to grant
to Vector an exclusive ten year license to these assets.   In return, Vector
agreed to pay to the Company non-refundable advances against future royalties of $900,000 per year payable monthly in payments of $75,000. The Company will receive a royalty of 3% to 4% of the net sales derived from the assets transferred, depending on whether or not the assets giving rise to the sales are covered by a patent. Vector may pay the advance royalties for a period of four years subject to the option to purchase the subsidiary. Commencing on April 13, 2000 Vector has the option to purchase the subsidiary and cease paying the advance royalties for a purchase price ranging from $3.6 million to $6.6 million depending on the amount of gross sales attributable to the assets in the preceding twelve-month period. As of the date of this Report, the subsidiary has not been formed. The subsidiary to be formed will be devoted to research and development work on the technology transferred to the subsidiary.

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

     During April 1997 the Company received a letter from the FDA stating that the FDA had completed the scientific review portion of the Company's 510(k) premarket notification regarding the Airbrator(R), and the Airbrator(R) was cleared for marketing in the United States for the use of abrading the surface of teeth. Subsequently, in response to the Company's second 510(k) premarket notification regarding the Airbrator(R), the Company was informed verbally that the Airbrator(R) was technically cleared for use in cavity preparation and management expects it to be cleared for marketing once the FDA has inspected the manufacturing site and determined that it complies with the FDA's requirements. The Company's contract manufacturer is currently an FDA registered manufacturing facility.

     During July 1997, the Company entered into a Distribution Agreement with Sybron Dental Specialties, Inc. ("Sybron") which appointed Sybron as the exclusive worldwide distributor for the Airbrator(R). Several of the terms of this agreement were amended during December 1997. Sybron paid a $30,000 one-time license fee to the Company during 1997 for the grant of this distributorship. This agreement was terminated effective December 31, 1998.

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

     H. EQUINE INFECTIOUS ANEMIA RAPID TEST. This is a rapid serum test for equine infectious anemia. It utilizes a procedure that is simpler to run than the other two available tests (the Coggin's test or the ELISA test), and it does not require a trained technician to perform. It can be easily performed at the stables. The Company has completed development of this test and is currently working with a distributor in Brazil which has received approval from Brazilian regulatory authorities to market the product in Brazil. The Company is planning to submit this test product to the U.S. Department of Agriculture for their approval.

     RESEARCH AND DEVELOPMENT

     The Company spent $177,712 and $178,238 on research and development of new products during the years ended December 31, 1999 and December 31, 1998, respectively, and it expects to spend an increased amount in the current fiscal year on development of the products described above in addition to others.

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

     Tests for many diseases currently use blood as the source of the specimen. These tests, while effectively performed in the clinical setting, are expensive, time consuming and, at the least, painful for the patient. The skill and expertise of the physician or other highly trained individual needed to obtain the sample of blood for these tests also adds to the high cost of the testing.

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

     During April 1997 the Company received a letter from the FDA stating that the FDA had completed the scientific review portion of the Company's first 510(k) Premarket Notification regarding the Airbrator(R), and that the Airbrator(R) was released for marketing in the United States for the use of abrading, polishing and cleaning the surface of teeth. Subsequently, in response to the Company's second 510(k) Premarket Notification regarding the Airbrator(R), the Company was informed verbally that the Airbrator(R) was technically cleared for use in cavity preparation, and management expects it to be cleared for marketing once the FDA has inspected the manufacturing site and determined that it complies with the FDA's requirements. The Company's contract manufacturer is currently an FDA registered manufacturing facility.

     FOREIGN REGULATION

     Agencies similar to the FDA regulate medical devices in some foreign countries, whereas other countries allow unregulated marketing of such devices. The Company's products will be required to meet the regulations, if any, of the foreign countries in which they are marketed. Once a product has been registered in a foreign country, the Company is required to obtain a certificate of exportability from the FDA before the product can be shipped from the U.S. to that country.

     MANUFACTURING

     The Company will manufacture the key components of its rapid saliva test products because of the need to maintain quality control standards coupled with the need to closely guard the technology. The saliva collector is being manufactured by a contract manufacturer for the Company.

     Certain sub-assemblies of the Airbrator(R) are manufactured by East Coast Plastics, a contract molding company and these and other components are then filled, assembled and packaged and shipped by East Coast Plastics.

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

     MAJOR CUSTOMERS

     During the year ended December 31, 1999, the Company's revenues were primarily derived from two sources. Vector Medical paid the Company $600,000 under a license agreement, which represented 62% of the Company's revenues, and BioStar paid the Company $300,000 under a joint venture agreement, representing 31% of the Company's revenues. The Company is dependent on these two sources of revenue.

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

     PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

     The Company owns the rights to U.S. Patent Number 6004191, dated December 21, 1999, which relates to its Airbrator(R) product. The Company has licensed its rights under this Patent to BioStar, S.A. The Company also owns the rights to U.S. Patent Number 5424219 dated June 13, 1995, which relates to the "Method of Performing Assays for Biomolecules and Solid Supports for Use in Such Methods." The Company has licensed its rights under this Patent to Polyfiltronics, Inc. (See "License Agreement with Polyfiltronics, Inc." below.)

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

     The Company also has pending patent applications in the United States relating to three other applications for other technologies which the Company is developing.

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

FLORIDA INTERNATIONAL UNIVERSITY FELLOWSHIP

     During 1999, the Company agreed to fund a five year graduate fellowship grant of $15,000 per year to Florida International University.

     The Company has also entered into a contract with Florida International University for it to provide certain advance research services relating to the Company's Airbrator[TM] technology.

     EMPLOYEES

     The Company currently has 7 employees. The Company is not subject to any collective bargaining agreement and believes that its relationships with its employees are good.

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

     In June 1999, Americare Transtech, Inc. and two other parties instituted suit in the Circuit Court of Broward County, Florida, against the Company and two of its employees requesting a judicial determination on whether the terms of the Company's corporate documents require the Company to indemnify its two employees for a judgment entered on December 30, 1998 for damages for violation of Florida's Trade Secret Act. These damages were awarded for misappropriation of trade secrets and interference with business relationships. The Company believes that the complaint is without merit since no corporate documents require the Company to indemnify anyone for judgments entered. The Company intends to aggressively defend the case and seek an award of its costs and attorney's fees.

     In October 1998, Americare Transtech, Inc. and four other parties filed an amended complaint filed in the U.S. District Court for the Southern District of Florida naming the Company as one of five co-defendants. This suit alleges patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty as agent, breach of confidential relations, breach of trust, unfair competition, and conversion. Americare is seeking damages for an undisclosed amount in excess of $75,000. The Company intends to aggressively defend the suit and has filed a motion to dismiss because it lacks merit. The Company is currently awaiting the court's ruling on the motion to dismiss.

     In July 1998, Superior Wholesale Products, Inc. ("SWP") instituted suit against SMLX, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, alleging breach of contract and interference with its relationship with a third party claiming damages in the amount of $2,500,000. SWP claims that it had entered into a distribution agreement with SMLX for the distribution of HIV saliva test kits and that the Company breached this agreement by selling the product directly to one of SWP's clients. The Company is aggressively defending their position that a distribution agreement was never finalized because SWP did not perform under the provisions of the proposed contract. The Company has filed a counterclaim against SWP for interfering with their relationship with the customer and for defamation.

     During 1999, a suit was filed in the Court of Common Pleas of Lancaster County, Pennsylvania by Mary Burton, a purchaser of the Company's stock. This suit alleges that the Company never issued the 10,000 shares of stock that she paid $16,100 for in October, 1997. Mrs. Burton is seeking return of her investment. The Company believes that this suit is without merit and intends to aggressively defend its position.

     In September 1998, John Faro filed a complaint against the Company and four other co-defendants in the Circuit Court of Miami-Dade County alleging various causes of action and contending that Mr. Faro is entitled to 460,000 shares of the Company's common stock. The stock in question was to be issued as part of a consulting agreement between the Company and Mr. Faro. On December 8, 1999, the appellate court directed the trial court to issue a writ of mandamus recognizing Mr. Faro's ownership of the subject stock. Following the appellate court's direction, the trial court issued a writ of mandamus directing the stock transfer agent to issue the stock in Mr. Faro's name but to hold the stock in escrow until such time as various claims against Mr. Faro have been adjudicated. The Company has filed a motion for rehearing with the appellate court requesting reversal of the order to the trial court on numerous grounds. The Company intends to aggressively defend its position and is pursuing a counterclaim against Mr. Faro.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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

             QUARTER ENDED                 HIGH BID     LOW BID
             --------------                --------     -------

             March 31, 1998                $1.78125     $ .75
             June 30, 1998                 $4.3125      $ .625
             September  30, 1998           $3.375       $1.03125
             December 31, 1998             $1.875       $ .875

             March 31, 1999                $1.875       $ .8125
             June 30, 1999                 $2.25        $1.0625
             September 30, 1999            $1.3125      $ .8125
             December 31, 1999             $1.00        $ .50

     (b) HOLDERS. As of April 7, 2000, the Company had approximately 94 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. The Company did not sell any securities that were not registered under the Securities Act of 1933 during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     During the year ended December 31, 1999, the Company had revenue of $962,836 as compared to $390,410 in the prior year. The increase in revenues is a result of revenues received under license and joint venture agreements entered into during 1999. Cost of research and development services and product sales represented 30% of revenues as compared to 109% of revenues in the prior year. The improved gross profit margin is a reflection of the new license and joint venture agreements.

     Operating expenses during 1999 were $1,099,671 as compared to $904,085 in 1998. The increase was primarily in selling, general and administrative expenses which increased due to legal expenses incurring during 1999.

     The net loss for 1999 was $386,547 as compared to a net loss of $868,125 during 1998. The reduction in the net loss was primarily due to the increased revenues resulting from the license and joint venture agreements entered into during 1999.

     During the year ended December 31, 1998, the Company had $390,410 in revenue compared to $71,461 in revenue during the prior year. The increase in revenue was the result of international sales of saliva tests. These revenues were lower than expected due to the longer than anticipated delays in getting the Company's registration approval in various countries for the rapid saliva tests, and the lack of performance on a major contract.

     Expenses for the year ended December 31, 1998, increased to $1,082,323 as compared to $511,179 in the prior year due to having to pay rent in two locations for five months, while remodeling a new facility to move into; increased commissions; increased payroll due to the addition of a President, a lab technician and a marketing manager; hiring a public relations firm and gearing up for new product information.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had a working capital deficit of $(14,124) as compared to $(243,504) at December 31, 1998. The decrease in the working capital deficit was primarily due to an increase in cash.

     The report of the Company's auditors in the financial statements for the year ended December 31, 1999, contains a going concern qualification. Since inception, the Company has experienced losses aggregating $2,060,568 and has been dependent upon loans from stockholders and other third parties in order to fund operations to date. Management believes that the revenues generated from licensing and joint venture agreements in place will provide the Company with sufficient cash flow resources to fund the operations of the Company through the current year.

     The Company currently has no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-18 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

            NAME                 AGE   POSITIONS HELD AND TENURE
            ----                 ---   -------------------------

Colin N. Jones                   78    President and Chairman of the Board

Henry B. Schur                   55    Vice President - Business Development
                                       and Director of the Company; Vice
                                       President and a Director of
                                       Simplex-Florida

Joel Marcus                      59    Chief Financial Officer and Director

Kenneth H. Robertson             65    Director

Gerald M. Wochna                 57    Director

Khalid Hossain                   43    Director

Sherman O. Jones                 70    Director

     There is no family relationship between any Director or Executive Officer of the Company.

     The Company has audit, compensation, executive and insurance committees.

     The Audit Committee currently consists of Kenneth Robertson and Gerald Wochna. The primary functions of the Audit Committee are: to recommend the selection of independent auditors; review the scope and results of the last audit with the independent auditors; review with management and the independent auditors the Company's last year end audit; and make recommendations as to changes needed in the Company's internal accounting and audit procedures.

     The Compensation Committee currently consists of Sherman Jones and Kenneth Robertson. The primary functions of the Compensation Committee are to: recommend compensation packages for each Executive Officer and recommend and/or approve the granting of stock options, cash bonuses and other benefit plans for employees in accordance with the Company's stock option plan.

     The Executive Committee currently consists of Colin Jones, Kenneth Robertson and Henry Schur. The primary function of the Executive Committee is to review certain issues relating to SMLX's business between meetings of the full Board of Directors.

     The insurance Committee currently consists of Joel Marcus and Gerald Wochna. The primary functions of the Insurance Committee are to: review current insurance policy coverage; recommend additional coverage and/or additional type of insurance, needed to properly protect the Company's assets; and recommend changes in organizational structure that will serve to give further protection to the Company's assets.

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

     JOEL MARCUS has served as of the Company's Chief Financial Officer since July 1999, and as a Director of the Company since December 1997. He has been self-employed as a certified public accountant in Florida since 1974 when he became a licensed CPA. Mr. Marcus received a Bachelor of Science Degree in Business Administration from Hofstra University in New York in 1960 and completed graduate studies at CW Post Tax Institute in 1963.

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

     KHALID HOSSAIN has been a Director of the Company since June 1999. He is Chairman of HelveStar S.A., a Swiss investment holding company. He is also Chairman and CEO of Asia Star Group, an industrial holding company in Malaysia.

     SHERMAN O. JONES has been a Director of the Company since January 2000. He is owner of Camelback Clearing Company, a divesting company that purchases and sells large quantities of grocery products throughout the Western U.S., which he founded in 1990. Mr. Jones was previously employed by IBM for 17 years in various sales positions and as President of Kansas City Securities, an institutional brokerage firm. Mr. Jones is also a director of Automated Health Technologies, Inc. He received a Bachelor's Degree in Accounting/Business from the University of Buffalo in 1951.

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

     Colin N. Jones, Gerald M. Wochna, Kenneth R. Robertson and Sherman O. Jones were nominated for election as directors of the Company pursuant to the terms of a Stockholders' Agreement dated May 15, 1998, among the Company and certain shareholders of the Company. Kahlid Hossain was nominated for election as a director pursuant to the terms of a Joint Venture Agreement between the Company and HelveStar S.A.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except as follows: Khalid Hossain did not file a Form 3 or a Form 5 late.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President for the years ended December 31, 1999, 1998 and 1997. No executive officer had total annual salary and bonus in excess of$100,000 during such years.

                                  SUMMARY COMPENSATION TABLE

                                                           LONG-TERM COMPENSATION
                                                   -----------------------------------
                           ANNUAL COMPENSATION               AWARDS           PAYOUTS
                          -----------------------  -------------------------- -------
                                                            SECURI-
                                                             TIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------
Colin N. Jones,     1999  $80,000    --      --       --     100,000     --      --
 President<FN1>     1998  $57,231    --      --       --        --       --      --

Nicholas G.         1998  $75,615    --      --       --        --       --      --
 Levandoski, Ph.D.  1997  $43,500    --    $19,400    --     250,000     --      --
__________________

<FN1>
Colin Jones has served as President since April 10, 1998.

                    AGGREGATE OPTION EXERCISES IN YEAR ENDED
              DECEMBER 31, 1999 AND DECEMBER 31, 1999 OPTION VALUES

                                         SECURITIES UNDER-   VALUE OF UNEXER-
                     SHARES              LYING UNEXERCISED    CISED IN-THE
                    ACQUIRED                   OPTIONS        MONEY OPTIONS/
                       ON                   AT 12/31/99        AT 12/31/99
                    EXERCISE     VALUE      EXERCISABLE/      EXERCISABLE/
    NAME            (NUMBER)    REALIZED   UNEXERCISABLE      UNEXERCISABLE
    ----            --------    --------  ----------------   ----------------

Colin Jones           -0-         -0-      300,000 / 0           $0 / $0

                         OPTIONS GRANTS IN LAST FISCAL YEAR
                                 Individual Grants

                    NUMBER OF       % OF TOTAL
                    SECURITIES       OPTIONS
                    UNDERLYING      GRANTED TO     EXERCISE OR
                     OPTIONS       EMPLOYEES IN    BASE PRICE     EXPIRATION
      NAME          GRANTED(#)      FISCAL YEAR      ($/SH)          DATE
      ----         ------------    ------------    -----------    ----------

Colin Jones          100,000           31%          $0.875          1/4/04

EMPLOYMENT AGREEMENTS

     Effective July 1, 1998, the Company entered into two-year employment agreements with Colin Jones, Nicholas Levandoski and Henry Schur, Executive Officers of the Company. Nicholas Levandoski retired at the end of 1999. Under these agreements, each of these persons are entitled a base salary of $80,000 per year (which amount is to be reviewed annually) plus one-third of a bonus pool. The bonus pool will be equal to a percentage of the audited pre-tax profit of the Company, or a minimum of $40,000, if the corporate achievements set forth below are met. The determination of the bonus pool is summarized below:

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

     The Company has outstanding options to purchase a total of 1,276,000 shares of common stock at prices ranging from $0.875 to $3.26 per share under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 15, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted:

                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ----------------         --------

Henry B. Schur                      1,252,500 (1)            10.2%
376 Ansin Boulevard
Hallandale, FL  33009

Debra L. Ross                       1,252,500 (2)            10.2%
376 Ansin Boulevard
Hallandale, FL  33009

Colin N. Jones                        330,000 (3)             2.7%
193 Cove Road
West Palm Beach, FL 33413

Joel Marcus                           290,000 (4)             2.4%
676 West Prospect Road
Fort Lauderdale, FL  33309

Kenneth H. Robertson                2,650,000 (5)            21.8%
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Gerald M. Wochna                    2,650,000 (6)            21.8%
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Khalid Hossain                      2,774,796 (7)            18.6%
56 Grande Rue
CH-1700 Friburg
Switzerland

Sherman O. Jones                      104,500 (8)             0.9%
12026 N. 81st Street
Scottsdale, AZ  85206

Software & Healthcare               1,000,000                 8.3%
 Technology Fund, LLC
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Robertson & Partners, L.L.C.        1,600,000                13.2%
No. 206
855 S. Federal Highway,
Boca Raton, FL 33432

International Technologies            700,000                 5.8%
 Ltd.
c/o William Smith
P.O. Box F-40729
Freeport, Bahamas

All Directors and Executive         7,451,796                47.5%
Officers as a Group
(7 Persons)
_______________________

(1) Includes 862,500 shares held of record by Mr. Schur's wife, Debra Ross, 80,000 shares held by Mr. Schur's daughter, 100,000 shares held in trust for Mr. Schur's daughter, 200,000 shares underlying options held by Mr. Schur, and 10,000 shares underlying options held by Mr. Schur's wife.

(2) Includes 862,500 shares held directly by Mrs. Ross, 80,000 shares held by Mrs. Ross' daughter, 100,000 shares held in trust for Mrs. Ross' daughter, 200,000 shares underlying options held by Mrs. Ross' husband, and 10,000 shares underlying options held by Mrs. Ross.

(3) Includes 30,000 shares held directly and 300,000 underlying options held by Mr. Jones.

(4) Includes 90,000 shares held directly and 200,000 shares underlying stock options held by Mr Marcus.

(5) Represents 50,000 shares underlying options held by Mr. Robertson; 1,600,000 shares held by Robertson & Partners, L.L.C. ("R&P") and 1,000,000 shares held by Software & Healthcare Technology Fund, L.L.C. ("SHTF"). Mr. Robertson is a majority owner and a manager of R&P and R&P is the manager of SHTF. Mr. Robertson is also an investor in SHTF. Mr. Robertson therefore has shared voting and shared investment control over the 2,600,000 shares.

(6) Represents 50,000 shares underlying options held by Mr. Wochna; 1,600,000 shares held by Robertson & Partners, L.L.C. ("R&P") and 1,000,000 shares held by Software & Healthcare Technology Fund, L.L.C. ("SHTF"). Mr. Wochna is a 20% owner and a manager of R&P and R&P is the manager of SHTF. Mr. Wochna, therefore, has shared voting and shared investment control over the 2,600,000 shares.

(7) Represents shares underlying options held by HelveStar S.A., of which Mr. Hossain is Chairman.

(8) Includes 102,500 shares held directly by Mr. Jones and 2,000 shares held by Mr. Jones' wife.

     Robertson & Partners L.L.C. ("R&P") is affiliated with the Company in that Kenneth H. Robertson, who is a manager and a majority owner of R&P, is a Director of the Company. Gerald M. Wochna, who is a manager and 20% owner of R&P, is also a Director of the Company. Software & Healthcare Technology Fund, LLC ("SHTF") is managed by R&P and Kenneth H. Robertson is an investor in SHTF.

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

     During the year ended December 31, 1997, the Company entered into several short term notes payable with Joel Marcus, a director of the Company, totaling $294,990, bearing interest at 10% per annum. Joel Marcus subsequently assigned these notes to International Technologies Ltd., a shareholder. As a of December 31, 1997, $284,990 of these notes payable had expired terms. On April 2, 1998, the Company entered into an agreement with International Technologies Ltd. to extend the terms of the notes for a three year period with interest at 10% per annum. These notes will be amortized over the three year period with payments on principal to be made only if the Company records pre-tax earnings in excess of the principal amount due. If an additional extension of time is necessary, this agreement grants an extension until such time as pre-tax profits are sufficient to amortize the loans over the three year period. Interest incurred under these notes totaled $34,170 and $29,499 during the years ended December 31, 1999 and 1998, respectively.

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

 10.9       Exclusive Licensing Agree-    Incorporated by reference to
            ment with Vector Medical      Exhibit 10.9 to Registrant's
            Technologies, Inc. dated      Annual Report on Form 10-KSB
            April 13, 1999                for the year ended December 31,
                                          1998

 10.10      Joint Venture Agreement       Incorporated by reference to
            with HelveStar, S.A.          Exhibit 10.1 to the Registrant's
                                          Report on Form 8-K dated May 10,
                                          1999.

 21         Subsidiaries of the           Incorporated by reference to
            Registrant                    Exhibit 21 to Registrant's
                                          Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

 23         Consent of Schmidt, Raines,   Filed herewith electronically
            Trieste, Dickenson & Adams,
            P.L.

 27         Financial Data Schedule       Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

                              TABLE OF CONTENTS

                                                                  PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT                  F-1

FINANCIAL STATEMENTS:

  CONSOLIDATED BALANCE SHEETS                                      F-2

  CONSOLIDATED STATEMENTS OF OPERATIONS                            F-3

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY       F-4

  CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-6-F-18

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



Board of Directors and Stockholders
SMLX Technologies, Inc. and Subsidiaries
Hallandale, Florida

We have audited the accompanying consolidated balance sheets of SMLX Technologies, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMLX Technologies, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $386,547 during the year ended December 31, 1999, and has incurred substantial net losses for each year since its inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                /s/ Schmidt & Co.

                                SCHMIDT, RAINES, TRIESTE,
                                DICKENSON & ADAMS, P. L.

March 8, 2000
Boca Raton, Florida

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                                    1999            1998
                                                 -----------    -----------
ASSETS

Current assets:
 Cash                                            $   215,026    $    47,594
 Accounts receivable, net of allowance for
  uncollectible accounts of $2,786 and
  $16,733 for 1999 and 1998, respectively              6,071          1,113
 Employee receivables                                  -0-            1,229
 Prepaid expenses                                     23,299         19,411
 Inventory                                           129,398        141,572
                                                 -----------    -----------
     Total current assets                            373,794        210,919
                                                 -----------    -----------
Equipment and leasehold improvements,
 less accumulated depreciation 1999 $197,336;
  1998 $96,600                                       418,547        385,935
                                                 -----------    -----------
Other assets:
 Patents and trademarks, less accumulated
  amortization of $969 in 1999 and $504 in 1998       88,309         58,267
 Deposits                                              8,192          8,192
 Other intangible assets, net of accumulated
  amortization of $1,076 in 1999 and $538 in 1998        814          1,352
 Investment in common stock                          200,000        200,000
                                                 -----------    -----------
                                                     297,315        267,811
                                                 -----------    -----------
                                                 $ 1,089,656    $   864,665
                                                 ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses           $   190,164    $   160,755
 Current portion of notes payable                     16,913        184,970
 Customer and other deposits                         180,841        108,698
                                                 -----------    -----------
     Total current liabilities                       387,918        454,423
                                                 -----------    -----------
Notes payable, net of current portion                310,636        237,119
                                                 -----------    -----------

Commitments and contingencies

Stockholders' equity (deficit):
 Common stock, $.0001 par value, 100,000,000
  shares authorized, 11,544,648 and 10,600,000
  shares issued and outstanding at December
  31, 1999 and 1998, respectively                      1,154          1,060
 Preferred stock, $.0001 par value, 10,000,000
  shares authorized, no shares issued or
  outstanding                                          -0-            -0-
 Additional paid-in capital                        2,450,516      1,846,084
 Accumulated deficit                              (2,060,568)    (1,674,021)
                                                 -----------    -----------
                                                     391,102        173,123
                                                 -----------    -----------
                                                 $ 1,089,656    $   864,665
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                     1999           1998
                                                 -----------    -----------
Operating revenues:
 Research and development services               $   899,985    $      -0-
 Product sales and services                           62,851        390,410
                                                 -----------    -----------
     Total operating revenues                        962,836        390,410

Cost of research and development services
 and product sales:
  Research and development services                  177,712        178,238
  Product sales and services                         110,550        247,001
                                                 -----------    -----------
     Total cost of research and development
      services and product sales                     288,262        425,239

Gross profit (loss)                                  674,574        (34,829)

Operating expenses:
 Selling, general and administrative expenses        997,932        857,180
 Depreciation and amortization expense               101,739         46,905
                                                 -----------    -----------
     Total operating expenses                      1,099,671        904,085
                                                 -----------    -----------

Net loss from operations                            (425,097)      (938,914)

Other income (expense):
 Forfeiture of customer deposits                      73,285           -0-
 License fees                                           -0-         115,000
 Other income (expense)                                  478             17
 Loss on disposal of assets                             -0-          (1,580)
 Interest expense                                    (35,213)       (42,648)
                                                 -----------    -----------
     Total other income (expense)                     38,550         70,789
                                                 -----------    -----------

Net loss before income taxes                        (386,547)      (868,125)
Income taxes                                            -0-            -0-
                                                 -----------    -----------
Net loss                                         $  (386,547)   $  (868,125)
                                                 ===========    ===========

Loss per common share                            $     (0.03)   $     (0.09)
                                                 ===========    ===========
Weighted average number of shares                 11,291,705      9,549,315
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                             Total
                                                                                         Stockholders'
                                       Common stock       Paid-in       Accumulated         Equity
                                   Issued      Amount     Capital         Deficit          (Deficit)
                                 ----------    ------    ----------     -----------      -------------

Balance, December 31, 1997        7,500,000    $  750    $  658,197     $  (805,896)      $ (146,949)

Shares issued for cash in
 March 1998                         500,000        50       199,950           -0-            200,000
Shares issued for cash in May
 1998                             2,100,000       210       799,790           -0-            800,000
Shares issued for 19% invest-
 ment in the common stock of
 a privately held company in
 May 1998                           500,000        50       199,950           -0-            200,000
Stock issuance costs                  -0-         -0-       (11,803)          -0-            (11,803)
Net loss                              -0-         -0-         -0-          (868,125)        (868,125)
                                 ----------    ------    ----------     -----------       ----------

Balance, December 31, 1998       10,600,000     1,060     1,846,084      (1,674,021)         173,123

Shares issued for cash in March
 1999                               444,444        44       199,956           -0-            200,000
Shares issued for cash in
 connection with the Joint
 Venture Agreement with
 HelveStar, S.A. in May 1999        375,204        37       283,063           -0-            283,100
Conversion of note payable in
 May 1999                            25,000         3        24,997           -0-             25,000
Conversion of note payable in
 May 1999                            50,000         5        49,995           -0-             50,000
Conversion of note payable in
 May 1999                            50,000         5        49,995           -0-             50,000
Stock issuance costs                  -0-         -0-        (3,574)          -0-             (3,574)
Net loss                              -0-         -0-         -0-          (386,547)        (386,547)
                                 ----------    ------    ----------     -----------       ----------

Balance, December 31, 1999       11,544,648    $1,154    $2,450,516     $(2,060,568)      $  391,102
                                 ==========    ======    ==========     ===========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                    1999            1998
                                                 -----------    -----------

OPERATING ACTIVITIES
 Net loss                                        $  (386,547)   $  (868,125)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                     101,739         46,905
   Loss on disposal of assets                          -0-            1,580
   Provision for bad debts                           (13,947)        14,412
   Loss on write-off of patents                        -0-            8,594
   Forfeiture of customer deposits                   (73,285)         -0-
   (Increase) decrease in:
     Accounts receivable                               8,989        (11,643)
     Prepaid expenses                                 (3,888)       (19,411)
     Inventory                                        12,174             (7)
     Deposits                                          -0-           (1,500)
   Increase (decrease) in:
     Accounts payable and accrued expenses            25,559         84,431
     Customer and other deposits                     145,428         38,605
                                                 -----------    -----------
     Net cash used in operating activities          (183,778)      (706,159)
                                                 -----------    -----------
INVESTING ACTIVITIES
 Advances to employees                                 1,229         (1,229)
 Acquisition of other intangible assets                -0-           (1,887)
 Acquisition of fixed assets and patents            (110,355)      (345,181)
                                                 -----------    -----------
     Net cash used in investing activities          (109,126)      (348,297)
                                                 -----------    -----------
FINANCING ACTIVITIES
 Proceeds from sale of stock                         483,100      1,000,000
 Payments for stock issuance costs                    (3,224)       (11,803)
 Payments on notes payble                            (19,540)        (2,890)
 Proceeds from notes payable                           -0-           75,000
                                                 -----------    -----------
     Net cash provided by financing activities       460,336      1,060,307
                                                 -----------    -----------
Net increase in cash                                 167,432          5,851
Cash - beginning of year                              47,594         41,743
                                                 -----------    -----------
Cash - end of year                               $   215,026    $    47,594
                                                 ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     SMLX Technologies, Inc. (f/k/a Simplex Medical Systems, Inc.) was formed on June 6, 1995 and was in the development stage through December 31, 1997. The year ended December 31, 1998 was the first year during which it was considered an operating company.

     Since inception, SMLX Technologies, Inc. (the "Company") has been engaged in research and development activities. The Company's primary focus has been on the development, acquisition, marketing and manufacture of medical diagnostic and dental products, biological products for blood banking, bulk pharmaceuticals and specialty chemicals. In addition, they pursue regulatory clearance and patent protection for many of their products. The Company has patented and proprietary technology in the fields of: point of use medical and veterinary diagnostics; dental therapeutic devices; pharmaceutical products; and consumer products. The Company utilizes its own manufacturing facilities for the production of proprietary or quality sensitive materials and contracts out the other products and final packaging to third parties.
The Company currently has products approved in several foreign countries and is actively marketing its products in those areas. Within the United States, the Company has received FDA registration on one of its major products. The Company's major source of revenue during the year ended December 31, 1999 was derived from research and development contracts with outside third parties.

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

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATION

     The Company has retroactively reclassified certain expenses in the Consolidated Statements of Operations for the year ended December 31, 1998 and changed the presentation of certain revenue and cost of revenue accounts to conform to the classifications and presentation adopted for the year ended December 31, 1999. The Company believes the new classifications and presentation more accurately reflect the results of operations. The reclassifications have no effect on net income for the year ended December 31, 1998.

     INVENTORY

     Inventory consists of raw materials as of December 31, 1999 and finished goods as of December 31, 1998 and is stated at the lower of cost (first-in, first-out method) or market.

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

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION

     Revenue from research and development services is deemed earned when received. Revenue from product sales is recognized upon shipment of goods to the customer. License fee revenue is recognized upon receipt.

     Revenue is recognized from the forfeiture of customer deposits based upon the individual terms contained in the International Distribution agreements with each customer. These deposits are non-refundable and are considered forfeited when the customer fails to perform certain requirements as described in their contract.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to operations when incurred and are included in cost of research and development services.

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

     NET LOSS PER SHARE

     Net loss per share is computed on the basis of the weighted average number of shares actually outstanding during the years ended December 31, 1999 and 1998. Options to purchase 1,726,000 and 881,000 shares of common stock during the years ended December 31, 1999 and 1998, respectively, and notes convertible to 125,000 shares of common stock during the year ended December 31, 1998, were not included in computing net loss per share because the effect of such inclusion would be to decrease the reported net loss per share.

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

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $2,060,568 and has been dependent upon loans from stockholders and other third parties, as well as sale of stock, in order to fund operations to date.

     Management believes that the funds raised through its exclusive license agreement with Vector Medical Technologies, Inc. (Note 8), joint venture agreement with HelveStar, S.A. (Note 9) and income generated from the sale of several recently developed products will provide the Company with sufficient cash flow resources to fund the operations of the Company.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consists of the following at December 31, 1999 and 1998:

                                    Useful Life
                                    (in Years)      1999       1998
                                    -----------   --------   --------

  Computer equipment                     5        $ 39,270   $ 11,569
  Office furniture and equipment        5-7         27,330     24,950
  Shop equipment                        5-7        268,843    169,897
  Computer software                      3           5,779      1,458
  Molds                                  5          85,855     85,855
  Leasehold improvements                10         188,806    188,806
                                                  --------   --------
                                                   615,882    482,535
  Less:  accumulated depreciation                 (197,336)   (96,600)
                                                  --------   --------
                                                  $418,547   $385,935
                                                  ========   ========

     Depreciation expense totaled $100,736 and $46,367 for the years ended December 31, 1999 and 1998, respectively.

NOTE 4 - NOTES PAYABLE

     During the year ended December 31, 1997, the Company entered into several short term notes payable with a director/shareholder totaling $294,990, bearing interest at 10% per annum. These notes were subsequently assigned to another shareholder. On April 2, 1998, the Company entered into an agreement with the shareholder to extend the terms of the notes for a three year period with interest at 10% per annum. These notes shall be amortized over the three year period with payments on principal to be made only if the Company records pre-tax earnings in excess of the principal amount due. If an additional extension of time is necessary, this agreement grants an extension until such a time as pre-tax profits are sufficient to amortize the loans over the three year period. Due to the fact that the Company does not anticipate pre-tax earnings sufficient to require repayment of these loans in the year 2000, these notes payable have been classified as long-term debt as of December 31, 1999.

     Notes payable as of December 31, 1999 and 1998 consisted of the following:
                                                   1999         1998
                                                 --------     --------
Note payable, third party, due in monthly
payments of $1,648, including interest
which is calculated at 11.46% per annum,
final payment due October, 2001; collater-
alized by equipment with a net book value
of $59,418 as of December 31, 1999.              $ 32,559     $   -0-

Note payable, vendor, due in monthly payments
of $318, including interest which is cal-
culated at 18% per annum, final payment due
July, 1999.                                          -0-         2,099

Notes payable, shareholder, interest payable
at 10% per annum; payable as described above.     294,990      294,990

Convertible note payable, individual,
interest payable at 10% per annum on December
18, 1999 and upon maturity on June 18, 1999;
convertible into common stock at $1.00 per
share (See Note 15).                                 -0-        50,000

Convertible note payable, individual, interest
payable at 10% per annum on January 21, 1999
and upon maturity on July 21, 1999; convertible
into common stock at $1.00 per share (See Note
15).                                                 -0-        50,000

Convertible note payable, individual, interest
payable at 10% per annum on January 21, 1999
and upon maturity on July 21, 1999; convertible
into common stock at $1.00 per share (See Note
15).                                                 -0-        25,000
                                                 --------     --------
                                                  327,549      422,089
Less:  current maturities                          16,913      184,970
                                                 --------     --------
                                                 $310,636     $237,119
                                                 ========     ========

     Aggregate annual maturities of the notes payable at December 31, 1999 are as follows:

     During the year ending December 31,
     -----------------------------------
                   2000                         $ 16,913
                   2001                          310,636
                                                --------
                                                $327,549
                                                ========

Interest expense totaled $35,213 and $42,648 during the years ended December 31, 1999 and 1998, respectively.

NOTE 5 - CUSTOMER AND OTHER DEPOSITS

     Included in customer and other deposits at December 31, 1999 and 1998 is $16,100 received from an individual as a deposit on stock to be issued at $1.00 per share.

NOTE 6 - ADVERTISING COSTS

     During the year ended December 31, 1998, the Company employed the services of a public relations consulting firm to assist them in their advertising efforts, including designing the Company's brochure and logo. Advertising expense incurred during the years ended December 31, 1999 and 1998 totaled $29,449 and 36,558, respectively.

NOTE 7 - LEASES

     The Company is currently renting office and warehouse space in Hallandale, Florida pursuant to a five year lease agreement which began April 1, 1998. This five year lease agreement requires monthly rental payments of $4,000 plus sales tax. The Company has the option at the end of the lease term to renew the lease for an additional five years.

     Minimum annual rental payments are as follows:

     During the year ending December 31,
     -----------------------------------
                   2000                         $ 48,000
                   2001                           48,000
                   2002                           48,000
                   2003                           12,000
                                                --------
                                                $156,000
                                                ========

     Rent expense for the years ended December 31, 1999 and December 31, 1998 amounted to $53,159 and $50,868, respectively.

NOTE 8 - EXCLUSIVE LICENSING AGREEMENT

     On April 13, 1999, the Company entered into an exclusive licensing agreement with Vector Medical Technologies, Inc. ("Vector"). This agreement grants Vector exclusive license, subject to the payment of royalties, to certain drug delivery systems, including intangible and tangible assets. In exchange for this exclusive license, Vector has agreed to pay the Company royalties as follows: 4% of its net sales or other net revenues derived from assets in which the Company holds the patent; and 3% of its net sales or other net revenues derived from the portion of assets that are not covered by a patent held by the Company. These royalty payments are due quarterly within 45 days from the end of each calendar quarter for which royalties are payable. Vector has also agreed to pay the Company non-refundable advances against future royalties for a period of four years from the date of the agreement. These payments shall amount to at least $900,000 per year, payable in monthly installments of at least $75,000. In regard to these advances, the companies have agreed to meet at least 90 days prior to the beginning of each calendar year to consider the ongoing feasibility of the relationship and to determine the appropriate amount of non-refundable advances to be made by Vector to the Company. Notwithstanding any agreement to the contrary, this agreement shall be in existence for 10 years. In the event that Vector fails to make its payments, the agreement shall be deemed null and void and the exclusive license and option granted under this agreement shall be terminated without further obligation or liability of either company. Furthermore, this license agreement gives Vector the option to purchase 100% of certain SMLX assets within four years from the date of the agreement, with any royalty payments credited towards the purchase price. The total purchase price will vary based on gross sales during the preceding twelve month period attributable to the assets and ranges between $3.6 and $6.6 million.

     As of December 31, 1999, the Company had received $600,000 in connection with this agreement, which is included in the Company's research and development revenue. Revenue from this contract comprises approximately 62% of the Company's total revenue for the year ended December 31, 1999.

NOTE 9 - JOINT VENTURE AGREEMENT

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

     In addition, this agreement grants BioStar a 99-year exclusive worldwide license for the commercialization, marketing and production of all the Company's core products and technology. However, BioStar will honor all of the Company's valid existing distributorship agreements. In addition, the Company has transferred its non-core technologies to BioStar which has agreed to purchase them for $2,400,000 payable in monthly installments of $100,000 for 24 months commencing in May 1999. As of December 31, 1999, the Company had received $300,000, which is included in research and development services revenue.

     The agreement states that in the event that BioStar fails to make its payments in connection with its purchase of the non-core technologies, all non-core technologies not paid for will revert to the Company and the exclusive worldwide licenses related to certain core technologies will be terminated. In March 2000, the Company's Board of Directors approved the sending of default letters to BioStar informing them of their non-payment under the terms of the agreement and giving them twenty days to cure the default. The default was not subsequently cured during this twenty day period.

NOTE 10 - RELATED PARTY TRANSACTIONS

     REVENUE

     During the year ended December 31, 1999, the Company received $300,000 from its affiliate, BioStar, for research and development services pursuant to the terms of the Joint Venture Agreement described in Note 9. This represents approximately 31% of the Company's total revenue during the year ended December 31, 1999.

          NOTES PAYABLE

      A director and shareholder loaned the Company a total of $294,990 at various times during the year ended December 31, 1997. These notes were subsequently assigned to another shareholder of the Company. These notes were outstanding as of December 31, 1999 and 1998 and are discussed in Note 5. Interest expense incurred in connection with these loans totaled $34,170 and $29,499 for the years ended December 31, 1999 and 1998, respectively.

     STOCKHOLDERS'AGREEMENT

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

NOTE 11 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     During the years ended December 31, 1999 and 1998 cash paid by the Company for interest totaled $41,581 and $35,212, respectively.

     During the year ended December 31, 1999, the Company purchased equipment costing $50,000 with a note payable.

     As of December 31, 1999, stock issuance costs and capitalized patent costs totaling $350 and $3,500 were included in accounts payable.

     During the year ended December 31, 1999, three notes payable totaling $125,000 were converted into common stock at $1.00 per share.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 13 - STOCK OPTIONS

     In August 1997, the Board of Directors granted certain employees, directors and consultants of the Company stock options pursuant to the Company's 1997 Stock Option Plan. A total of 2,000,000 shares of the Company's stock have been reserved for the options to be granted under this plan. Eligible participants include any employee, officer, director or consultant that the Board of Directors, in its sole discretion, designates is eligible to participate in this Plan. The option exercise price is stated on the option grant and shall not be less than 100% of the fair market value of the shares on the date of the grant or the par value, whichever is greater. Unless otherwise stated on the option, each option is exercisable for ten years. As of December 31, 1999, the options granted under this plan totaled 1,276,000 shares exercisable between five and ten years at prices ranging from $0.88 to $3.26 per share.

     In addition to the options outstanding under the Company's 1997 Stock Option Plan, during October 1998, the Company granted an option to purchase 1,000 shares of the Company's common stock at $1.50 per share through October 2, 2003.

     The following summarizes the status of the Company's stock options for the years ended December 31, 1999 and 1998:

                                                     Weighted-Average
                                          Shares      Exercise Price
                                         ---------   ----------------

     Outstanding at January 1, 1998        490,000          $1.58
     Granted and exercisable               391,000          $2.11
     Exercised                                -0-
     Forfeited                                -0-
                                         ---------          -----
     Outstanding at December 31, 1998      881,000          $1.82
     Granted and exercisable               420,000          $0.88
     Exercised                                -0-
     Forfeited                             (25,000)         $2.87
                                         ---------          -----
     Outstanding at December 31, 1999    1,276,000          $1.49
                                         =========          =====

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to stock options. The weighted average fair value of options granted during the years ended December 31, 1999 and 1998 was $0.59 and $0.68, respectively. These values were computed using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; expected volatility of 376% and 163% for the years ended December 31, 1999 and 1998, respectively; and a risk free interest rate of 6%. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of FASB No. 123, "Accounting for Stock-Based Compensation", the Company's net loss for the years ended December 31, 1999 and 1998 would have been $635,296 ($0.06 per share) and $1,134,005 ($0.12 per share), respectively.

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

NOTE 14 - INCOME TAXES

     The Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of December 31, 1999, the Company has generated net tax operating loss carryforwards totaling $2,060,568 which are available to offset future taxable income, if any. These loss carryforwards expire beginning in 2010. Due to limitations on the utilization of loss carryforwards resulting from ownership changes and separate return limitations and the uncertainty that the Company and its subsidiaries will be able to utilize the net operating losses, a 100% valuation allowance has been recorded against the deferred tax assets.

     The following summarizes the components of the net deferred tax asset at December 31, 1999 and 1998:
                                                1999         1998
                                             ---------    ---------
     Deferred tax assets:
      Net operating loss carryforward        $ 700,593    $ 569,168
      Valuation allowance                     (700,593)    (569,168)
                                             ---------    ---------
         Net deferred tax asset              $    -0-     $    -0-
                                             =========    =========

NOTE 15 - STOCKHOLDERS' EQUITY (DEFICIT)

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

     During December 1998, the Companies' Board of Directors voted to accept the offer of Robertson & Partners Venture Fund II to purchase an additional 444,445 shares of stock for $200,000 ($0.45 per share). This amount was received in $50,000 installments during January through April 1999.

     In May 1999, the Company issued 375,204 shares of stock for $283,100. These shares were issued to individuals affiliated with HelveStar and are considered deductions from HelveStar's right to purchase 2,250,000 shares as described in Note 9.

     CONVERTIBLE NOTES PAYABLE

     On December 18, 1997 the Company issued an unsecured convertible note payable to an individual in the face amount of $50,000, bearing interest at 10% per annum. This note matured on June 18, 1999, at which time the principal amount was converted into 50,000 fully paid and non-assessable shares of $0.0001 par value common stock at $1.00 per share.

     On January 21, 1998 the Company issued an unsecured convertible note payable to an individual in the face amount of $50,000, bearing interest at 10% per annum. This note matured on July 21, 1999, at which time the principal amount was converted into 50,000 fully paid and non-assessable shares of $0.0001 par value common stock at $1.00 per share.

     On January 21, 1998 the Company issued an unsecured convertible note payable to an individual in the face amount of $25,000, bearing interest at 10% per annum. This note matured on July 21, 1999 at which time the principal amount was converted into 25,000 fully paid and non-assessable shares of $0.0001 par value common stock at $1.00 per share.

NOTE 16 - LEGAL PROCEEDINGS

     In June 1999, Americare Transtech, Inc. and two other parties instituted suit against the Company and two of its employees requesting a judicial determination on whether the terms of the Company's corporate documents require the Company to indemnify its two employees for a judgment entered into on December 30, 1998 for damages for violation of Florida's Trade Secret Act. These damages were awarded for misappropriation of trade secrets and interference with business relationships. The Company believes that the complaint is without merit since no corporate documents require the Company to indemnify anyone for judgments entered. The Company intends to aggressively defend the case and seek an award of its costs and attorney's fees.

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

     During 1999, a suit was filed in Pennsylvania by Mary Burton, a purchaser of the Company's stock. This suit alleges that the Company never issued the 10,000 shares of stock that she paid $16,100 for in October, 1997. Mrs. Burton is seeking return of her investment. The Company believes that this suit is without merit and intends to aggressively defend its position.

     In September 1998, John Faro filed a complaint against the Company and four other co-defendants alleging various causes of action and contending that
Mr. Faro is entitled to 460,000 shares of the Company's common stock.    The
stock in question was to be issued as part of a consulting agreement between the Company and Mr. Faro. On December 8, 1999, the appellate court directed the trial court to issue a writ of mandamus recognizing Mr. Faro's ownership of the subject stock. Subsequent to year-end, following the appellate court's direction, the trial court has issued a writ of mandamus directing the stock transfer agent to issue the stock in Mr. Faro's name but to hold the stock in escrow until such time as various claims against Mr. Faro have been adjudicated. The Company has filed a motion for rehearing with the appellate court requesting reversal of the order to the trial court on numerous grounds. The Company intends to aggressively defend its position and is pursuing a counterclaim against Mr. Faro.

NOTE 17 - COMMITMENTS

     On July 1, 1998, the Company entered into two-year employment contracts with its president and a vice president. These agreements expire on July 1, 2000 and provide for a minimum annual salary, and incentives based upon the Company's attainment of specified levels of pre-tax earnings. At December 31, 1999, the total commitment, excluding incentives, was $80,000.

     On September 6, 1999, the Company entered into a sub-contract agreement with Florida International University ("FIU") in which FIU will provide assistance in product testing and research services for the Company as specifically outlined in the contract. The fixed fee for these services was $16,387. This contract was modified to include additional product testing and research services for a fixed fee of $2,841 due upon completion of the project, which is estimated at February 29, 2000.

     On November 12, 1999, the Company pledged $75,000 to Florida
International University to be paid in equal amounts over a five year period of time. This pledge is to be used to establish a grant to a graduate student in Biomedical Engineering. This pledge may be discontinued or cancelled by the Company at anytime.

NOTE 18 - CONCENTRATIONS

     VENDOR CONCENTRATION

     Two major vendors represented approximately 28% ($20,700) and 27% ($19,973), respectively, of the Company's total purchases of inventory during the year ended December 31, 1999. The Company believes that most components used in the manufacture of its current and proposed products are currently available from numerous suppliers located in the United States, Europe and Asia. However, certain components are available only from a limited number of suppliers. Although the Company believes that it will not encounter difficulties in obtaining these components, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components.

     CASH CONCENTRATION

     The Company maintains cash balances at a national bank in excess of the amount insured by the Federal Deposit Insurance Corporation. As of December 31, 1999, the Company had cash balances exceeding this insured limit by $115,026.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2000                    SMLX TECHNOLOGIES, INC.


                                     By:/s/ Colin N. Jones
                                        Colin N. Jones, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                   DATE



/s/ Colin N. Jones             President (Chief Executive     May 2, 2000
Colin N. Jones                 Officer) and Director



/s/ Henry B. Schur             Vice President of Marketing    May 2, 2000
Henry B. Schur                 and Director



/s/ Joel Marcus                Chief Financial Officer and    May 2, 2000
Joel Marcus                    Director



/s/ Kenneth H. Robertson       Director                       May 2, 2000
Kenneth H. Robertson



/s/ Gerald M. Wochna           Director                       May 2, 2000
Gerald M. Wochna



__________________________     Director
Khalid Hossain



/s/ Sherman O. Jones           Director                       May 2, 2000
Sherman O. Jones