Form 10QSB
period 2000-03-31
SMLX TECHNOLOGIES INC
filed 2000-05-30
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-QSB



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2000


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

                             Yes [ X ]   No [   ]


There were 12,004,648 shares of the Registrant's Common Stock outstanding as of May 15, 2000.

                                    INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheets - as of
     December 31, 1999...........................................    3-4

     Unaudited Consolidated Statements of Operations, Three
     Months Ended March 31, 2000 and March 31, 1999 .............     5

     Unaudited Consolidated Statement of Cash Flows, Three
     Months Ended March 31, 2000 and March 31, 1999 ..............    6

     Notes to Consolidated Financial Statements...................   7-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ............    9

Part II: Other Information........................................   10

     Item 1.  Legal Proceedings...................................   10

     Item 2.  Change in Securities................................   10

     Item 3.  Defaults Upon Senior Securities.....................   10

     Item 4.  Submission of Matters to a Vote
              of Security Holders.................................   10

     Item 5.  Other Information...................................   10

     Item 6.  Exhibits and Reports on Form 8-K....................   10

Signatures .......................................................   10

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


ASSETS
                                                 3/31/00         12/31/99
                                              ------------     ------------

CURRENT ASSETS
  Cash                                        $    271,085     $    215,026
  Accounts Receivable (Net of allowance
    for uncollectible accounts of $2,375
    and $2,786 for 12/31/99 and 3/31/00,
    respectively)                                        -            6,071
  Inventory                                        173,569          129,398
  Prepaid Expenses                                  28,455           23,299
                                              ------------     ------------
     Total Current Assets                          473,109          373,794
                                              ------------     ------------

Property, Plant and Equipment, at cost
 (Net of accumulated depreciation and
 amortization of $23,246 and $197,336
 on 03/31/00 and 12/31/00, respectively)           411,832          418,547

OTHER ASSETS

  Deposits                                           8,192            8,192
  Other Intangible Assets                              300              814
  Patents and Trademarks
   (Net of accumulated amortization of $969
   and $1,076 on 03/31/00 and 12/31/99,
   respectively)                                   108,193           88,309
  Investment in Common Stock                       200,000          200,000
                                              ------------     ------------

Total Assets                                  $  1,201,626     $  1,089,656
                                              ============     ============
















The accompanying notes are an integral part of these consolidated financial statements.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                3/31/00         12/31/99
                                              ------------     ------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities    $    195,599     $    190,164
  Current Portion of Notes Payable                  16,913           16,913
  Customer Deposits                                 72,061          180,841
                                              ------------     ------------
     Total Current Liabilities                     284,573          387,918

LONG-TERM DEBT
  Notes Payables, Net of Current Portion           324,927          310,636

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001, Authorized
   100,000,000 Shares, Issued and Outstanding
   12,004,648 Shares on 3/31/00 and 11,544,648       1,200            1,154
   on 12/31/99)
  Preferred Stock (Par Value $.0001, Authorized
   10,000,000 Shares, No Shares Issued and
   Outstanding)                                          -                -
  Additional Paid-In Capital                     2,450,460        2,450,516
  Deficit Accumulated                           (1,859,534)      (2,060,568)
                                              ------------     ------------
     Total Stockholders' Equity                    592,126          391,102
                                              ------------     ------------
Total Liabilities and Stockholders' Equity    $  1,201,626     $  1,089,656
                                              ============     ============





















The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                 3/31/00         3/31/99
                                              ------------     ------------

REVENUES - NET                                $    572,900     $     61,771

COST OF GOODS SOLD                                 126,863           22,004
                                              ------------     ------------

GROSS PROFIT                                       446,037           39,767

OPERATING EXPENSES
 SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                         213,789          212,707
 DEPRECIATION AND AMORTIZATION EXPENSE              23,592           24,150
                                              ------------     ------------
     TOTAL OPERATING EXPENSES                      237,381          236,857

OPERATING PROFIT (LOSS)                            208,656         (197,090)

INTEREST EXPENSE                                    (7,644)         (10,875)
                                              ------------     ------------
NET PROFIT (LOSS)                                  201,012         (207,965)

NET PROFIT (LOSS) PER SHARE                          0.017           (0.019)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            12,004,648       10,930,000






















The accompanying notes are an integral part of these consolidated financial statements.

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                 3/31/00         3/31/99
                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit (Loss)                           $    201,012     $   (207,965)

  Adjustment to Reconcile Net (Loss) to
   Net Cash Provided By (Used in)
   Operating Activities:

    Depreciation and Amortization                   23,592           24,276

    Changes in Operating Assets and
     Liabilities:
      Accounts Receivable                            6,071          (24,923)
      Inventory                                    (44,712)          (1,848)
      Deposits                                         500                -
      Accounts Payable and Accrued Liabilities       5,434           93,481
      Customer Deposits                           (108,780)         (35,325)
      Prepaid Expenses and Organization
       Expenses                                     (5,156)             453
                                              ------------     ------------
     Net Cash (Used In) Provided By Operating
      Activities                                    77,961         (151,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                      (15,963)         (10,441)
  Patent Costs                                     (20,230)          (1,025)
                                              ------------     ------------
     Net Cash Provided by (Used In)
      Investing Activities                         (36,193)         (11,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Private Placement                        -          161,803
  Proceeds from Notes Payable                       14,291             (873)
                                              ------------     ------------

Net Cash Provided By (Used In) Financing
  Activities                                        14,291          160,930
                                              ------------     ------------

Net Increase (Decrease) in Cash                     56,059           (2,387)

Cash - Beginning of Period                         215,026           47,594
                                              ------------     ------------
Cash - End of Period                          $    271,085     $     45,207
                                              ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                      SMLX TECHNOLOGIES,INC. AND SUBISDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SMLX Technologies, Inc. (the "Company") and its wholly-owned subsidiaries, Simplex Medical Systems, Inc.(a Florida corporation) and Analyte Diagnostics, Inc., have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's annual report of Form 10-KSB.

These financial statements give effect to the March 5, 1997 reverse acquisition whereby Music Tones Ltd. (name subsequently changed to Simplex Medical Systems, Inc.) acquired all of the outstanding common stock of Simplex Medical Systems, Inc. as if the transaction occurred on September 15, 1995.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $1,859,544 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consists of $173,569 of finished goods as of March 31, 2000.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 2000:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      50,502
       Lab Equipment                                      405,149
                                                        ---------
       Total Equipment                                    631,928
           Less:  Accumulated Depreciation                220,096
                                                        ---------
       Total Property, Plant and Equipment              $ 411,832
                                                        =========

NOTE 5 - NOTES PAYABLE

       Interest Expense for the period ended
       March 31, 2000, amounted to:                      $   7,644

       Interest Expense for the period ended
       March 31, 1999, amounted to:                      $  10,875

NOTE 6 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of March 31, 2000, the Company has generated net operating loss carry forwards totaling $(1,859,544) which are available to offset future taxable income, if any, through the year 2011. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at March 31, 2000:

      Deferred Tax Assets:
         Net Operating Loss Carry forward          (1,859,544)

      Valuation Allowance                          (1,859,544)

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31,
1999

     During the three months ended March 31, 2000, the Company had $572,900 in revenue compared to $61,771 in revenue during the corresponding prior year period. The increase in revenue was the result of sales of airbrators of approximately $248,000 and revenues under a licensing agreement with Vector Medical of approximately $324,000 during 2000. The Company had no similar revenues during the corresponding period last year.

     Expenses for the three months ended March 31, 2000, were approximately the same for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had working capital of approximately $188,536 compared to approximately $(14,241) at December 31, 1999. The increase is due to the net income for the quarter.

     The Company presently has no material commitments for capital expenditures.

                        PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:

     None

Item 2.  Changes in Securities:

     During the quarter ended March 31, 2000, the Company issued 460,000 shares of its Common Stock which were not registered under the Securities Act of 1933, as amended. The shares were issued pursuant to a writ of mandamus issued by the Circuit Court of Miami-Dade County in connection with a lawsuit filed against the Company by John Faro. The shares are being held in escrow pending a resolution of various claims against Mr. Faro.

Item 3.  Defaults Upon Senior Securities:

     None

Item 4.  Submission of Matters to a Vote of Security Holders:

     None

Item 5.  Other Information:

    None.

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

                                      SMLX TECHNOLOGIES, INC.


Date:  May 26, 2000                   /s/ Colin N. Jones
                                      Colin N. Jones, President


Date:  May 26, 2000                   /s/ Joel Marcus
                                      Joel Marcus, Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically