Form 10QSB
period 2000-06-30
SMLX TECHNOLOGIES INC
filed 2000-08-18
CIK 1011854

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-QSB



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2000


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

                             Yes [ X ]   No [   ]


There were 12,104,648 shares of the Registrant's Common Stock outstanding as of August 11, 2000.

                                    INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheets - as of
     June 30, 2000 and December 31, 1999 ........................    3-4

     Unaudited Consolidated Statements of Operations, Six and
     Three Months Ended June 30, 2000 and June 30, 1999 .........     5

     Unaudited Consolidated Statement of Cash Flows, Six
     Months Ended June 30, 2000 and June 30, 1999 ................    6

     Notes to Consolidated Financial Statements...................   7-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ............   10

Part II: Other Information........................................   11

     Item 1.  Legal Proceedings...................................   11

     Item 2.  Change in Securities................................   11

     Item 3.  Defaults Upon Senior Securities.....................   11

     Item 4.  Submission of Matters to a Vote
              of Security Holders.................................   11

     Item 5.  Other Information...................................   11

     Item 6.  Exhibits and Reports on Form 8-K....................   11

Signatures .......................................................   11

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                                  6/30/00       12/31/99
                                                ----------     ----------
              ASSETS

CURRENT ASSETS
  Cash                                          $  159,319     $  215,026
  Accounts Receivable (Net of allowance for
   uncollectible accounts of $2,786 for
   6/30/00 and 12/31/99                                716          6,071
  Inventory                                        228,614        129,398
  Prepaid Expenses                                  25,972         23,299
                                                ----------     ----------
     Total Current Assets                          414,621        373,794
                                                ----------     ----------

Property, Plant and Equipment, at cost
 (Net of accumulated depreciation and
  amortization of $242,642 and $197,336
  on 06/30/00 and 12/31/99, respectively)          387,962        418,547

OTHER ASSETS
  Deposits                                           8,092          8,192
  Other Intangible Assets (net of accumulated
   amortization of $1,425 and $1,076 on 6/30/00
   and 12/31/99, respectively)                         465            814
  Patents and Trademarks
   (Net of accumulated amortization of $1,386
    and $969 on 6/30/00 and 12/31/99,
    respectively)                                  120,385         88,309
  Investment in Common Stock                       200,000        200,000
                                                ----------     ----------

Total Assets                                    $1,131,525     $1,089,656
                                                ==========     ==========


















The accompanying notes are an integral part of these consolidated financial statements.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                                  6/30/00       12/31/99
                                                ----------     ----------
          LIABILITIES

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities      $  181,893     $  190,164
  Current Portion of Notes Payable                  16,913         16,913
  Customer Deposits                                 31,870        180,841
                                                ----------     ----------
     Total Current Liabilities                     230,676        387,918
                                                ----------     ----------

LONG-TERM DEBT
  Notes Payables, Net of Current Portion           314,446        310,636
                                                ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001, Authorized
   100,000,000 Shares, Issued and Outstanding
   12,104,648 Shares on 6/30/00 and 11,544,648
   on 12/31/99)                                      1,200          1,154
  Preferred Stock (Par Value $.0001, Authorized
   10,000,000 Shares, No Shares Issued and
   Outstanding)                                          -              -
  Additional Paid-In Capital                     2,450,477      2,450,516
  Deficit Accumulated                           (1,865,274)    (2,060,568)
                                                ----------     ----------
     Total Stockholders' Equity                    586,403        391,102
                                                ----------     ----------
     Total Liabilities and Stockholders'
      Equity                                    $1,131,525     $1,089,656
                                                ==========     ==========















The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                       SIX MONTHS ENDED        THREE MONTHS ENDED
                                     6/30/00      6/30/99     6/30/00      6/30/99
                                   ----------   ----------   ----------   ----------

REVENUES - NET                     $  962,595   $  406,372   $  390,106   $  356,221

COST OF GOODS SOLD                    143,467       25,506       70,122        3,502
                                   ----------   ----------   ----------   ----------

GROSS PROFIT                          819,128      380,866      319,984      352,719

OPERATING EXPENSES
 SELLING, GENERAL AND ADMINIS-
  TRATIVE EXPENSES                    561,062      514,328      352,069      303,838
 DEPRECIATION AND AMORTIZATION
  EXPENSE                              47,350       29,964       23,972       29,964
                                   ----------   ----------   ----------   ----------

    TOTAL OPERATING EXPENSES          608,412      544,292      376,041      333,802

OPERATING PROFIT (LOSS)               210,716     (163,426)     (56,057)      18,917

INTEREST EXPENSE                      (15,422)     (19,953)      (7,778)      (9,076)
                                   ----------   ----------   ----------   ----------

NET INCOME (LOSS)                     195,294     (183,379)     (63,835)       9,841

NET INCOME (LOSS) PER SHARE             0.016       (0.016)      (0.005)       0.001

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                12,004,648   11,540,000   12,004,648   11,540,000




















The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                 6/30/00        6/30/99
                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit (Loss)                             $  195,294  $   (183,379)

  Adjustment to Reconcile Net (Loss) to
    Net Cash Provided By (Used in)
    Operating Activities:

      Depreciation and Amortization                 47,350         29,964

      Changes in Operating Assets and
      Liabilities:

       Accounts Receivable                            (716)        (3,176)
       Inventory                                   (99,216)        (2,108)
       Deposits                                       (100)      (123,611)
       Accounts Payable and Accrued Liabilities     (8,271)             -
       Customer Deposits                          (148,971)        56,720
       Prepaid Expenses and Organization
        Expenses                                     2,673          2,367
                                                ----------     ----------
  Net Cash (Used In) Provided By Operating
   Activities                                      (11,957)      (223,223)
                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                      (20,724)        (3,095)
  Patent Costs                                     (32,076)        (8,397)
                                                ----------     ----------
  Net Cash Provided by (Used In) Investing
   Activities                                      (52,800)       (11,492)
                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Private Placement                        -        636,003
  Proceeds from Notes Payable                        9,050       (133,217)
                                                ----------     ----------
Net Cash Provided By (Used In) Financing
  Activities                                         9,050        502,786
                                                ----------     ----------

Net Increase (Decrease) in Cash                    (55,707)       268,071

Cash - Beginning of Period                         215,026         47,594
                                                ----------     ----------

Cash - End of Period                            $  159,319     $  315,665
                                                ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES,INC. AND SUBISDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2000
                                 (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $1,865,274 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consists of $228,614 of finished goods as of June 30, 2000.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at June 30, 2000:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      50,502
       Lab Equipment                                      391,296
                                                        ---------
       Total Equipment                                    630,604
           Less:  Accumulated Depreciation                242,642
                                                        ---------
       Total Property, Plant and Equipment              $ 387,962
                                                        =========

NOTE 5 - NOTES PAYABLE

       Interest Expense for the period ended
       June 30, 2000, amounted to:                $  15,422

       Interest Expense for the period ended
       June 30 , 1999, amounted to:               $  19,953

NOTE 6 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of June 30, 2000, the Company has generated net operating loss carry forwards totaling $(1,865,274) which are available to offset future taxable income, if any, through the year 2011. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at June 30, 2000:

      Deferred Tax Assets:
         Net Operating Loss Carry forward             634,193

      Valuation Allowance                            (634,193)

NOTE 7 - CONCENTRATIONS

During the six months ended June 30, 2000, revenue of approximately $640,000 was earned from a single customer, Vector Medical Technologies, Inc. This represents approximately 66% of the Company's year to date revenue.

NOTE 8 - CHANGES IN SECURITIES

During the quarter ended March 31, 2000, the Company issued 460,000 shares of its Common Stock which were not registered under the Securities Exchange Act of 1933, as amended. The shares were issued pursuant to a writ of mandamus issued by the Circuit Court of Miami-Dade County in connection with a lawsuit filed against the Company by John Faro. The shares are being held in escrow pending a resolution of various claims against Mr. Faro.

NOTE 9 - SUBSEQUENT EVENTS

In July 2000, James Whidden was elected President of the Company by a vote of the Board of Directors. James Whidden is an officer and a member of the Board of Directors of Vector Medical Technologies, Inc. as well as the President of Whidden & Associates, Inc.

As of July 1, 2000, an agreement for the consulting and business development services of James Whidden was entered into with Whidden & Associates, Inc., a consulting company with experience in businesses similar to the Company's. For two years, annual consulting fees of $80,000 will be paid in installments of approximately $6,667 per month. The Company has the right to terminate this agreement at any time, subject to certain fees, if termination is during the first twenty-four months of this agreement.

In connection with this agreement, the Company has granted options to purchase 875,000 Common Shares of the Company stock at $0.46 per share to an entity controlled by James Whidden, for five years beginning July 1, 2000. Options to purchase 200,000 shares of the 875,000 became vested upon execution of the agreement. The options to purchase the additional 675,000 shares become vested upon the Company's stock reaching prices between $2.00 per share and $6.00 per share, subject to minimum daily stock trading volume. In addition, the Company granted options to purchase 250,000 common shares for $3.00 per share to the entity controlled by James Whidden. These options expire on July 1, 2002.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

     During the three months ended June 30, 2000, the Company had $390,106 in revenue compared to $356,221 in revenue during the corresponding prior year period. The increase was the result of additional revenues from Vector Medical of approximately $33,000 during 2000.

     Expenses for the three months ended June 30, 2000, were approximately the same for the corresponding prior year period.

     SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

     During the six months ended June 30, 2000, the Company had $962,595 in revenue compared to $406,372 in revenue during the corresponding prior year period. The increase in revenue was the result of sales of airbrators of $284,000 (all of which occurred during the quarter ended March 31, 2000) and increased revenues from Vector Medical of approximately $158,372 during 2000.

     Expenses for the six months ended June 30, 2000, were approximately the same for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had working capital of approximately $183,945 compared to approximately $(14,241) at December 31, 1999. The increase is due to the net income for the six months.

     As of June 30, 2000, the Company had no material commitments for capital expenditures.

                        PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings:

     None

Item 2.  Changes in Securities:

     None.

Item 3.  Defaults Upon Senior Securities:

     None

Item 4.  Submission of Matters to a Vote of Security Holders:

     None

Item 5.  Other Information:

     In July 2000, James Whidden was elected President of the Company by a vote of the Board of Directors. James Whidden is an officer and a member of the Board of Directors of Vector Medical Technologies, Inc. as well as the President of Whidden & Associates, Inc.

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

                                      SMLX TECHNOLOGIES, INC.



Date:  August 17, 2000                By:/s/ James Whidden
                                         James Whidden, President



Date:  Augsut 17, 2000                By:/s/ Joel Marcus
                                         Joel Marcus, Chief Financial
                                         Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically