Form 10QSB
period 2000-09-30
SMLX TECHNOLOGIES INC
filed 2000-11-20
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000


                         Commission file number: 0-28154



                             SMLX TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)


                Colorado                                    84-1337509
----------------------------------                    ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                 376 Ansin Boulevard, Hallandale, Florida 33009
 -----------------------------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (954) 455-0110
                     -------------------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

There were [____________________] shares of the Registrant's Common Stock outstanding as of [____________________], 2000.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               9/30/2000                12/31/1999
                                                                            ----------------         -----------------
ASSETS

CURRENT ASSETS
     Cash                                                                   $        78,854          $        215,026
     Accounts Receivable (Net of allowance for
         uncollectible accounts of $2,786 for 9/30/00 and
         12/31/99)                                                                      131                     6,071
     Inventory                                                                      176,541                   129,398
     Prepaid Expenses                                                                49,152                    23,299
                                                                            ----------------         -----------------
         Total Current Assets                                                       304,678                   373,794
                                                                            ----------------         -----------------

Property, Plant and Equipment, at cost (Net of
         accumulated depreciation and amortization of
         $265,295 and $197,336 on 09/30/00 and 12/31/99,
         respectively)                                                              365,309                   418,547

OTHER ASSETS
     Deposits                                                                         8,092                     8,192
     Other Intangible Assets (Net of accumulated
         amortization of $1,590 and $1,076 on 9/30/00 and
         12/31/99, respectively)                                                          -                       814
     Patents and Trademarks
         (Net of accumulated amortization of $1,621 and $969 on
         9/30/00 and 12/31/99, respectively)                                        131,649                    88,309
     Investment in Common Stock                                                     200,000                   200,000
     Employee Advances                                                                  100                         -
     Other Assets                                                                       300                         -
                                                                            ----------------         -----------------
Total Assets                                                                $     1,010,128          $      1,089,656
                                                                            ================         =================




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               9/30/2000                12/31/1999
                                                                            ----------------         -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Liabilities                               $       207,412          $        190,164
     Current Portion of Notes Payable                                                16,913                    16,913
     Customer Deposits                                                               28,816                   180,841
                                                                            ----------------         -----------------
         Total Current Liabilities                                                  253,141                   387,918
                                                                            ----------------         -----------------
LONG-TERM DEBT
     Notes Payables, Net of Current Portion                                         309,205                   310,636

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common Stock (Par Value $.0001, Authorized
         100,000,000 Shares, Issued and Outstanding
         12,004,648 Shares on 9/30/00 and 11,544,648 on
         12/31/99)                                                                    1,200                     1,154
     Preferred Stock (Par Value $.0001, Authorized
         10,000,000 Shares, No Shares Issued and
         Outstanding)                                                                     -                         -
     Additional Paid-In Capital                                                   2,450,477                 2,450,516
     Deficit Accumulated                                                         (2,003,895)               (2,060,568)
                                                                            ----------------         -----------------
         Total Stockholders' Equity                                                 447,782                   391,102
                                                                            ----------------         -----------------
     Total Liabilities and Stockholders' Equity                             $     1,010,128          $      1,089,656
                                                                            ================         =================




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                           9/30/2000           9/30/1999         9/30/2000         9/30/1999
                                                        ---------------     --------------     -------------    ---------------
REVENUES - NET                                          $    1,311,666      $     810,874      $    349,071     $      404,502

COST OF GOODS SOLD                                             195,500             27,742            52,073              2,236
                                                        ---------------     --------------     -------------    ---------------

GROSS PROFIT                                                 1,116,166            783,132           296,998            402,266

OPERATING EXPENSES
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              966,648            832,769           404,983            317,441
     DEPRECIATION AND AMORTIZATION EXPENSE                      69,654             44,661            22,866             14,697

         TOTAL OPERATING EXPENSES                            1,036,302            877,430           427,849            332,138

OPERATING PROFIT (LOSS)                                         79,864           (94,298)         (130,851)             70,128

INTEREST EXPENSE                                              (23,221)           (27,393)           (7,800)            (7,440)
                                                        ---------------     --------------     -------------    ---------------

NET PROFIT (LOSS)                                               56,643          (121,691)         (138,651)             62,688

NET (LOSS) PER SHARE                                             0.005            (0.010)           (0.011)              0.005

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING               12,004,648         11,544,648        12,004,648         11,544,648




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                               9/30/2000                 9/30/1999
                                                                            ----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Profit (Loss)                                                      $       56,643           $      (121,691)

     Adjustment to Reconcile Net (Loss) to Net Cash
         Provided By (Used in) Operating Activities:

     Depreciation and Amortization                                                  69,654                    44,661

     Changes in Operating Assets and Liabilities:
         Accounts Receivable                                                         5,940                    (7,479)
         Inventory                                                                 (47,143)                   (2,986)
         Deposits                                                                      100                         -
         Accounts Payable and Accrued Liabilities                                   17,248                   (38,304)
         Customer Deposits                                                        (152,025)                   72,018
         Prepaid Expenses and Organization Expenses                                (25,853)                  (23,777)
                                                                            ----------------         -----------------

     Net Cash (Used In) Provided By Operating Activities                           (75,436)                  (77,558)
                                                                            ----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Fixed Assets                                                   (20,724)                  (58,898)
     Patent Costs                                                                  (38,581)                   (8,186)
                                                                            ----------------         -----------------

     Net Cash Provided by (Used In) Investing Activities                           (59,305)                  (67,084)
                                                                            ----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Private Placement                                                     -                   619,903
     Proceeds from Notes Payable                                                    (1,431)                 (128,912)
                                                                            ----------------         -----------------

Net Cash Provided By (Used In) Financing Activities                                 (1,431)                  490,991
                                                                            ----------------         -----------------

Net Increase (Decrease) in Cash                                                   (136,172)                  346,349

Cash - Beginning of Period                                                         215,026                    47,594
                                                                            ----------------         -----------------

Cash - End of Period                                                        $       78,854           $       393,943
                                                                            ================         =================


                   The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $2,003,895 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consists of $176,541 of finished goods as of September 30, 2000.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 2000:

         Leasehold Improvements                               $        188,806
         Office Furniture and Equipment                                 66,995
         Lab Equipment                                                 374,803
                                                              -----------------

         Total Equipment                                               630,604
              Less:  Accumulated Depreciation                          265,295
                                                                 --------------

         Total Property, Plant and Equipment                  $        365,309
                                                              =================


NOTE 5 - NOTES PAYABLE

         Interest Expense for the period ended
         September 30, 2000, amounted to:                     $       23,221

         Interest Expense for the period ended
         September 30, 1999, amounted to:                     $       27,393

NOTE 6 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of September 30, 2000, the Company has generated net operating loss carry forwards totaling $(2,003,895) which are available to offset future taxable income, if any, through the year 2011. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at September 30, 2000:

        Deferred Tax Assets:
             Net Operating Loss Carry forward               681,324

             Valuation Allowance                           (681,324)

NOTE 7 - CONCENTRATIONS

During the nine months ended September 30, 2000, revenue of approximately $976,000 was earned from a single customer, Vector Medical Technologies, Inc. This represents approximately 74% of the Company's year to date revenue.

NOTE 8 - CHANGES IN SECURITIES

During the quarter ended, March 31, 2000, the Company issued 460,000 shares of its Common Stock which were not registered under the Securities and Exchange Act of 1933, as amended. The shares were issued pursuant to a writ of mandamus issued by the Circuit Court of Miami-

Dade County in connection with a lawsuit filed against the Company by John Faro. The shares are being held in escrow pending a resolution of various claims against Mr. Faro.

NOTE 9 - SUBSEQUENT EVENTS

On October 7, 2000, the Company announced the resignation of their president and director James Whidden and cancellation of his option agreement. Mr. Whidden has returned to Vector Medical Technologies, Inc., his previous employer and a major customer of SMLX. The Company also announced that Colin Jones, former president of the Company who retired this year, has resigned from the Board. Kenneth H. Robertson, a Board member, was elected president, as was Gerald M. Wochna, a Board member, to vice president and general counsel. Mr. Robertson and Mr. Wochna joined the Company from Robertson & Partners LLC, a private equity firm that through two of its funds invested $1,200,000 in SMLX in the summer and fall of 1998.

The Company is in the middle of a government investigation concerning a former product of the Company, a Rapid HIV Test Kit, and whether the Kits were manufactured in accordance with good manufacturing practices and received FDA approvals and clearances. The new officers felt that because of the pending litigation and the size of their investment that it was time to take an active role in the Company and they and the Company plan to fully cooperate with the government and work toward a settlement of this investigation as well as settling other pending company litigation.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1999

     During the three months ended September 30, 2000, the Company had $349,071 in revenue compared to $404,502 in revenue during the corresponding prior year period. The decrease in revenue was the result of reduced revenues from sales of approximately $55,431 during 2000.

     Expenses for the three months ended September 30, 2000, were increased approximately $17,542 over the corresponding prior year period due to an increase in legal expenses.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

     During the nine months ended September 30, 2000, the Company had $1,311,666 in revenue compared to $810,874 in revenue during the corresponding prior year period. The increase in revenue was the result of sales of airbrators of $284,000 (all of which occurred during the quarter ended March 31, 2000) and increased revenues from Vector Medical of approximately $216,792 during 2000.

     Expenses for the nine months ended September 30, 2000, were increased by approximately $133,279 over the same period for the corresponding prior year period due to an increase in legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had working capital of approximately $51,537 compared to approximately $(14,241) at December 31, 1999. The increase is due to the net income for the nine months.

     As of September 30, 2000, the Company had no material commitments for capital expenditures.

                           PART II: OTHER INFORMATION

Item 1.   Legal Proceedings:

     The Company is in the middle of a government investigation concerning a former product of the Company, a Rapid HIV Test Kit, and whether the Kits were manufactured in accordance with good manufacturing practices and received FDA approvals and clearances. The government has threatened enforcement action, which can range from a cease-and-desist order to civil or criminal penalties. The new officers felt that because of this investigation and the size of their investment that it was time to take an active role in the Company and they and the Company plan to fully cooperate with the government and work toward a settlement of this investigation as well as settling other pending company litigation.

Item 2.   Changes in Securities:

     None

Item 3.   Defaults Upon Senior Securities:

     None

Item 4.   Submission of Matters to a Vote of Security Holders:

     None

Item 5.   Other Information:

     On October 7, 2000, the Company announced the resignation of their president and director James Whidden and cancellation of his option agreement. Mr. Whidden has returned to Vector Medical Technologies, Inc., his previous employer and a major customer of SMLX. The Company also announced that Colin Jones, former president of the Company who retired this year, has resigned from the Board. Kenneth H. Robertson, a Board member, was elected president, as was Gerald M. Wochna, a Board member, to vice president and general counsel. Mr. Robertson and Mr. Wochna joined the Company from Robertson & Partners LLC, a private equity firm that through two of its funds invested $1,200,000 in SMLX in the summer and fall of 1998.

Item 6.   Exhibits and Reports on Form 8-K:

     (a) Exhibit 27   Financial Data Schedule   Filed herewith electronically

     (b) Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly cause this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SMLX TECHNOLOGIES, INC.


Date:  November 20, 2000                   /s/    Ken Robertson
                                           Ken Robertson, President

Date:  November 20, 2000                   /s/    Joel Marcus
                                           Joel Marcus, Chief Financial Officer