Form 10QSB/A
period 2000-09-30
SMLX TECHNOLOGIES INC
filed 2000-11-27
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                Amendment No. 1


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

                                 Yes [X] No [ ]

There were 12,104,648 shares of the Registrant's Common Stock outstanding as of November 20, 2000.

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

     None

Item 3.   Defaults Upon Senior Securities:

     None

Item 4.   Submission of Matters to a Vote of Security Holders:

     The 2000 Annual Meeting of Stockholders (the "Annual Meeting") was held on July 11, 2000. A quorum was present and the following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter.

1.   Election of Directors

     The management of the Company nominated a slate of seven persons to serve on the Board of Directors until the next Annual meeting or until their respective successors are duly elected and qualified. No other nominations were made. The nominees received the following votes:

     Nominee              Votes For     Votes Against   Votes Withheld (Abstain)

     Colin N. Jones       7,476,268           300             14,785
     Kenneth Robertson    7,476,268           300             14,785
     Henry B. Schur       7,476,268           300             14,785
     Gerald M. Wochna     7,476,268           300             14,785
     Joel Marcus          7,476,268           300             14,785
     Sherman O. Jones     7,476,268           300             14,785
     James Whidden        7,476,268           300             14,785

     The entire slate of directors nominated was elected by a majority of the shares present in person or represented by proxy and entitled to vote.

2.   Ratification of Independent Auditors

     The management of the Company requested the ratification by the Company's shareholders of the appointment of Schmidt, Raines, Trieste, Dickenson & Adams, P.L. as the Company's independent auditors. The requested ratification was granted by a majority of the Company's shareholders with 7,462,365 votes for such ratification, 14,785 votes withheld or abstaining, and 300 votes against.

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

                                           SMLX TECHNOLOGIES, INC.


Date:  November 27, 2000                   /s/    Ken Robertson
                                           Ken Robertson, President

Date:  November 27, 2000                   /s/    Joel Marcus
                                           Joel Marcus, Chief Financial Officer