Form 10KSB
period 2000-12-31
SMLX TECHNOLOGIES INC
filed 2001-04-16
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: December 31, 2000

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

                 855 SOUTH FEDERAL HIGHWAY, BOCA RATON FL. 33432
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (561) 347-0761
                           ---------------------------
                           (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock,
                                $.0001 Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $1,613,387

As of April 12, 2001, 12,104,648 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $721,000

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

VECTOR MEDICAL AGREEMENT

     In April 1999, the Company entered into an Exclusive Licensing Agreement with Vector Medical Technologies, Inc. ("Vector") with regard to the Company's assets and technologies involving certain drug delivery system products. Vector received a ten year exclusive license for any products sold under this contract in exchange for a royalty of 3% to 4% net revenues. Vector is also required to pay the Company non-refundable advances against future royalties of at least $900,000 per year to be used solely for feasibility studies relating to the technologies to be performed by the Company or its subsidiary. Vector has the right to discontinue the payments and terminate its rights in the event that adverse reaction to the technologies occur in patients or should efficacy not qualify for submission to the FDA for subsequent approval. Also, in the event that Vector fails to make payments, and does not cure the default upon notice from the Company, the agreement will become null and void and the license terminated without further obligation or liability of either company.

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

     During 2000, the Company received $900,000 in advance royalties under the transdermal Delivery license agreement with Vector.

     The Company had two other agreements with Vector during 2000, one which licenses certain cosmeceutical products to Vector on a short term basis and requires Vector to make payments of $25,000 per month, and the other in respect of certain electro-sensor technology. The agreement concerning electro-sensor technologies has been terminated.

     Vector has not make the payment due on April 1, 2001 under either of its outstanding agreements with the Company, and as a result, the Company sent Vector a default letter on April 3, 2001.

AGREEMENT WITH HELVESTAR

     On May 3, 1999 the Company signed a joint venture agreement with HelveStar S.A., a Swiss technology holding company. The agreement outlined the formation and capitalization of Biostar, S.A. for the purposes of commercializing, manufacturing, marketing, and selling the company's present and future technologies and products. This agreement excluded any transdermal or cosmeceutical technology products. Biostar was to be funded by HelveStar who was to own sixty percent, with SMLX owning forty percent.

     Upon the execution of this agreement, the Company granted HelveStar a stock option for 900,000 shares of the Company's stock at an exercise price of $1.58 per share. Within 24 months of the execution of this agreement, HelveStar had the right to purchase a total of 2,250,000 shares of the Company's stock. The purchase price of the shares on the date of purchase was to have been equal to 50% of the closing price of the Company's stock on the latest price trading date on which at least 5,000 shares were traded.

     The agreement also granted BioStar a 99-year exclusive worldwide license for the commercialization, marketing and production of all the Company's core products and technology, subject to the Company's valid existing distributorship agreements. In addition, the agreement called for the transfer of the Company's non-core technologies to BioStar which had agreed to purchase them for $2,400,000 payable in monthly installments of $100,000 for 24 months commencing in May 1999. As of December 31, 1999, the Company had received $300,000.,which is included in research and development services revenue.

     During 2000, the Company filed suit for damages and to void the joint venture agreement. In this lawsuit, the Company has fraud, misrepresentation, and breach of fiduciary duty and also alleged that defendants induced SMLX, through misrepresentations, to enter into various agreements that constituted a joint venture. As a result, the Company seeks damages and confirmation that the joint venture is null and void. HelveStar S.A. has counter-claimed alleging breach of fiduciary duty. Discovery is ongoing.

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

     THE COMPANY'S PRODUCTS

     The Company's products are as follows:

          1.   Drug Delivery Systems - Licensed to Vector Medical  Technologies,
               Inc.

          2.   Dental products.

               (a) Airbrator(R) for polishing, cleaning and abrading teeth (cleared for marketing by FDA and for "CE" mark for marketing in EU).

               (b) Airbrator(R) for use in cavity preparation (510(k) approved by FDA: cleared for "CE" mark for marketing In EU)

          3.   Equine products in testing.

               (a)  Bioven - anti-inflammatory drug (submitted to USDA).

               (b)  Equine infectious anemia rapid test.

          4.   Cosmetic line developed under contract with Vector


     A. DRUG DELIVERY SYSTEMS. On April 13, 1999 the Company entered into an Exclusive Licensing Agreement and Purchase Option Agreement with Vector pursuant to which the Company agreed to transfer to a to be formed, wholly-owned subsidiary, all of its proprietary technical know-how, patent applications and other assets related to the technologies for the transdermal delivery of drugs and other natural and synthetic materials, and to grant to Vector an exclusive ten year license to these assets. In return, Vector agreed to pay to the Company non-refundable advances against future royalties of $900,000 per year payable monthly in payments of $75,000. The Company will receive a royalty of 3% to 4% of the net sales derived from the assets transferred, depending on whether or not the assets giving rise to the sales are covered by a patent. Vector may pay the advance royalties for a period of four years subject to the option to purchase the subsidiary. Commencing on April 13, 2000 Vector has the option to purchase the subsidiary and cease paying the advance royalties for a purchase price ranging from $3.6 million to $6.6 million depending on the amount of gross sales attributable to the assets in the preceding twelve-month period. As of the date of this Report, the subsidiary has not been formed. The subsidiary to be formed will be devoted to research and development work on the technology transferred to the subsidiary.

     C. DENTAL AIRBRATOR(R). The Company has developed and received patents and FDA approval on a disposable handpiece which attaches to standard air abrasive etching devices used by dentists for tooth bonding procedures. The product effectively abrades the surface of teeth, but has no effect at all on soft tissue. Because it is disposable and there is no need for extensive sterilization procedures, the product expedites the handling of patients.

     During April 1997 the Company received a letter from the FDA stating that the FDA had completed the scientific review portion of the Company's 510(k) pre-market notification regarding the Airbrator(R), and the Airbrator(R) was cleared for marketing in the United States for the use of abrading the surface of teeth. Subsequently, in response to the Company's second 510(k) pre-market notification regarding the Airbrator(R), the Company was informed that the Airbrator(R) was cleared for use in cavity preparation. The Company's contract manufacturer is currently an FDA registered manufacturing facility.

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

     D. BIOVEN is an injectable, anti-inflammatory drug which has been tested as a treatment for joint inflammation in horses. These tests were conducted at three sites in Florida. One of the Company's officers developed BIOVEN after fifteen years of extensive research in the field of immunology. BIOVEN is a result of years of experimentation, evaluation and historical study in the field of peptide use. The BIOVEN mode of action is believed to function by reversing the chemical/immunological imbalances that are present in inflammatory processes.

     E. EQUINE INFECTIOUS ANEMIA RAPID TEST. This is a rapid serum test for equine infectious anemia. It utilizes a procedure that is simpler to run than the other two available tests (the Coggin's test or the ELISA test), and it does not require a trained technician to perform. The Company has completed development of this test and is currently working with a distributor in Brazil which has applied for approval from Brazilian regulatory authorities to market the product in Brazil. The Company has submitted this test product to the U.S. Department of Agriculture for its approval. A patent has been applied for with respect to this technology.

     RESEARCH AND DEVELOPMENT

     The Company spent $223,858 and $177,712 on research and development of new products during the years ended December 31, 2000 and December 31, 1999, respectively, and it expects to spend an increased amount in the current fiscal year on development of the products described above in addition to others.

     MARKET

     The Company is starting to market its dental airbrator through distributors on both an exclusive and non-exclusive basis depending on the quantities and territory desired. The Company will continue to seek license agreements for its other technologies as they are perfected.

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

     During April 1997 the Company received a letter from the FDA stating that the FDA had completed the scientific review portion of the Company's first 510(k) Pre-market Notification regarding the Airbrator(R), and that the Airbrator(R) was released for marketing in the United States for the use of abrading, polishing and cleaning the surface of teeth. Subsequently, in response to the Company's second 510(k) Pre-market Notification regarding the Airbrator(R), the Company was informed verbally that the Airbrator(R) was technically cleared for use in cavity preparation, and management expects it to be cleared for marketing once the FDA has inspected the manufacturing site and determined that it complies with the FDA's requirements. The Company's contract manufacturer is currently an FDA registered manufacturing facility.

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

     MANUFACTURING

     The Airbrator(R) is manufactured by East Coast Plastics, a contract molding company and these and other components are then filled, assembled and packaged and shipped by East Coast Plastics.

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

     MAJOR CUSTOMERS

     During the year ended December 31, 2000, the Company's revenues were primarily derived from two sources. Vector Medical paid the Company $1,280,800 under various agreements, which represented 79% of the Company's revenues, and BioStar paid the Company $332,587 for Dental Airbrators under a joint venture agreement, representing 21% of the Company's revenues. The Company is dependent on these two sources of revenue.

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

     PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

     The Company owns the rights to U.S. Patent Number 6004191, dated December 21, 1999, which relates to its Airbrator(R) product. The Company has licensed its rights (which is now in litigation) under this Patent to BioStar, S.A. However, as discussed above (See "--Agreement with Helvestar") the Company believes that BioStar is in default of this license agreement and the Company has given BioStar notice that the license agreement has been terminated.

     The Company also owns the rights to U.S. Patent Number 5424219 dated June 13, 1995, which relates to the "Method of Performing Assays for Biomolecules and Solid Supports for Use in Such Methods." The Company has licensed its rights under this Patent to Polyfiltronics, Inc. (See "License Agreement with Polyfiltronics, Inc." below.)

     The Company also has pending patent applications in the United States relating to other applications for other technologies which the Company is developing.

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

FLORIDA INTERNATIONAL UNIVERSITY

     The Company has entered into a contract with Florida International University for it to provide certain advance research services relating to the Company's Airbrator[TM] technology.

     EMPLOYEES

     The Company currently has 6 employees. The Company is not subject to any collective bargaining agreement and believes that its relationships with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company presently maintains its corporate offices 855 S. Federal Highway, Boca Raton, Fl. and its laboratory warehouse facilities at 376 Ansin Boulevard, Hallandale, Florida 33009. The five year lease on Ansin Ave.
facilities commenced April 1, 1998, and requires monthly rental payments of $4,900 plus tax. The Company has the option to renew the lease for five additional years. The Executive offices in Boca Raton require monthly payments of $420 per month without a lease.

ITEM 3.  LEGAL PROCEEDINGS.

     The law suits described below are the pending legal proceedings in which the Company is a party, and the Company is not aware of any other threatened legal proceedings involving the Company.

     American Diagnostics, Inc., Americare Health Scan, Inc., Americare Transtech, Inc. International Medical Associates, Inc., Joseph P. D'Angelo v. Technical Chemicals and Products, SMLX Technologies, Inc., Case No. 97-3654-CIV-Huck (Southern District of Florida, Miami Division). The suit seeks damages in excess of $75,000 against the defendants in connection with a glucose monitoring system that the plaintiffs allege they have exclusive rights to. SMLX has been named as a party only because it employed certain of the other defendants, as SMLX does not sell any products relating to the glucose monitoring system. One of the other defendants, Technical Chemicals and Products, Inc., has settled with the plaintiffs. The nature of that settlement is unknown to SMLX. A preliminary hearing on certain patent issues is being scheduled for May 2001. SMLX denies any wrong doing, and intends vigorously to defend against the action. What damages, if any, SMLX may suffer as a result of the action are too uncertain at this time to project.

     C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a/ Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding). The demand seeks damages against the Company for the alleged breach of an exclusive distribution agreement for the marketing of HIV saliva test kits in certain South American countries. The amount sought is in excess of $60,000. Discovery will be commencing. At this time it is not possible to assess what damages, if any, the Company may be held liable for.

     Joseph P. D'Angelo,  Americare Transtech, Inc., American Biologicals,  Inc.
v. Henry B. Schur, Nicholas G. Levandoski, SMLX Technologies. Case No. 99-010263 (Circuit Court, Broward County). The plaintiffs have filed a declaratory judgment seeking indemnification against the Company in the amount of approximately $3,000,000 to pay judgments in that approximate amount the plaintiffs have against two judgment debtors, one present and one former employees of the Company. The plaintiffs alleged indemnification is required based on written employment agreements between the Company and the judgment debtors. The Company denies any liability and plans to vigorously defend against the action. The Court recently denied the Company's motion for summary judgment. The matter is scheduled for trial in April 2001.

     John Faro v. Simplex Medical Systems, Inc., Nicholas Levandoski, Henry B. Schur, John Trafton, Debra Ross. Case No. 98-19091 CA (04) (Circuit Court, Miami-Dade County). Third amended complaint filed, answer and affirmative defense to as been filed. Complaint alleges breach of share transfer agreement for failure to timely transfer shares of Simplex, securities fraud, breach of consulting agreement, and civil theft (only against Schur, Trafton, and Ross)and tortuous interference (only against Schur, Trafton, and Ross).

     SMLX Technologies, Inc. v. Reuben Hertz. Case No. 99-016538 (13) (Circuit Court, Broward County). This claim by the Company was voluntarily dismissed based on a reasoned assessment of lack of sufficient economic value of the claim. A counterclaim brought by Hertz against SMLX is still pending in an arbitration proceeding.

     SMLX Technologies, Inc. v. H.E. Khundkar Khalid Ahmed Hossain, and Helvestar S.A.. Case No.00-01429 (09) (Circuit Court, Broward County). Suit by the Company against the defendants for fraud, misrepresentation, and breach of fiduciary duty based on defendant Hossain's representation as authorized agent of Helvestar, and alleges that defendants induced SMLX, through misrepresentations, to enter into various agreements that constituted a joint venture. As a result, the Company seeks damages and confirmation that the joint venture is null and void. The defendant company has counter-claimed alleging breach of fiduciary duty. Discovery is ongoing.

     Superior Wholesale Products, Inc. v. Simplex Medical Systems, Inc., Case No. 98-17352 CA (03) (Circuit Court, Miami-Dade County). The plaintiff filed a complaint alleging breach of contract and interference with business relationships, seeking $2.5 million in damages. The Company denies the allegations of the complaint and filed a counter-claim for interference with business relationships and for defamation. The Company intends to vigorously defend against the action. At this time discovery is ongoing, it is premature to determine what damages, if any, the Company may be subject liability.

     During 2000, the government of the United States of America filed a complaint concerning a former product of the Company. The Simplex Rapid HIV Test Kit, and whether the Kit was manufactured in accordance with good manufacturing practices and received FDA approval and clearances. The Company, in cooperation with the government, agreed to enter a guilty plea to a FDA violation in the sale of the Kits. The government has recommended payment of a fine of $150,000 and restitution of $197,500. The Company is currently awaiting sentencing and has accrued a liability of $347,500 at December 31, 2000 based on the government recommendation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000


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

             QUARTER ENDED                 HIGH BID     LOW BID

             March 31, 1999                $1.88        $0.81
             June 30, 1999                 $2.25        $1.06
             September 30, 1999            $1.31        $0.81
             December 31, 1999             $1.00        $0.50

             March 31, 2000                $1.00        $0.56
             June 30, 2000                 $0.53        $0.34
             September 30, 2000            $0.50        $0.33
             December 30, 2000             $0.19        $0.03


     (b)  HOLDERS.  As of  April 7,  2000,  the  Company  had  approximately  76 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. The Company did not sell any securities that were not registered under the Securities Act of 1933 during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS

     During the year ended December 31, 2000, the Company had revenue of $1,613,387 as compared to $962,836 in the prior year. The increase in revenues is a result of revenues received under license and joint venture agreements entered into during 1999. The improved gross profit margin is a reflection of the new license and joint venture agreements.

     Operating expenses during 2000 were $1,296,341 as compared to $1,099,671 in 1999. The increase was primarily in selling, general and administrative expenses which increased due to legal expenses incurring during 2000.

     The net loss for 2000 was $564,646 as compared to a net loss of $386,548 during 1999. The increase in the net loss was primarily due to the Federal fines, investment valuation adjustment, and legal expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company had a working capital deficit of $(239,886) as compared to $(14,124) at December 31, 1999. The increase in the working capital deficit was primarily due to one time charges and an increase in legal fees.

     The report of the Company's auditors in the financial statements for the year ended December 31, 2000, contains an explanatory paragraph disclosing a going concern uncertainty. Since inception, the Company has experienced substantial net losses aggregating $2,625,214 and has been dependent upon loans from stockholders and other third parties in order to fund operations to date. Management believes that the revenues generated from licensing and joint venture agreements in place will provide the Company with sufficient cash flow resources to fund the operations of the Company through the current year.

     The Company currently has no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-18 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

       NAME                      AGE   POSITIONS HELD AND TENURE

Kenneth H. Robertson             65    Chairman & President

Gerald M. Wochna                 58    Vice President, legal counsel & Director

Joel Marcus                      59    Chief Financial Officer and Director

Sherman O. Jones                 71    Director

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

     The Executive Committee currently consists of Kenneth Robertson and Gerald Wochna. The primary function of the Executive Committee is to review certain issues relating to SMLX's business between meetings of the full Board of Directors.

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

     KENNETH H. ROBERTSON has been President and Chairman of the Company since October 1, 2000 and a Director of the Company since August 1998. Mr. Robertson was President and CEO of Conference-Call USA, Inc., a successful teleconferencing company which he co-founded in 1987 and sold in December 1996 to Citizens Utilities, Inc. Following the sale, he has continued as CEO of that entity, until his contract expired on Dec. 31, 1999. Mr. Robertson has extensive experience in a diverse range of business activities with special emphasis on sales and financial management. In 1981 he moved to Florida as President and CEO of Alo-Scherer Healthcare (now Scherer Healthcare, Inc.) and held that position until 1983 at which time he resigned and has remained a director of this NASDAQ-listed company.

     GERALD M. WOCHNA has been Vice president and General Counsel since October 1, 2000 and a Director of the Company since August 1998. Since 1984, he has been involved in the formation, financing and development of several small businesses, both individually and as a member/manager of Robertson & Partners, L.L.C. Since 1984, Mr. Wochna has been involved in land development and the development, construction, leasing and financing of retail, warehouse and office properties. From 1973 to 1984, he practiced law with a law firm he established in Boca Raton, Florida. Mr. Wochna continued to practice law on an "of counsel" basis from 1984 to 1989, when he retired from that profession. Mr. Wochna received his Bachelor's Degree from John Carroll University, Cleveland, Ohio in 1964, and he graduated from Cleveland State University Law School in 1968.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President for the years ended December 31, 2000, 1999, and 1998. No executive officer had total annual salary and bonus in excess of $100,000 during such years.

                                  SUMMARY COMPENSATION TABLE

                                                           LONG-TERM COMPENSATION
                                                   -----------------------------------
                           ANNUAL COMPENSATION               AWARDS           PAYOUTS
                          -----------------------  -------------------------- -------
                                                            SECURI-
                                                             TIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------
Kenneth H. Robertson
  President - Oct. 2000

Gerald M. Wochna
  Vice Pres. - Oct 2000

Colin N. Jones,     1999  $80,000    --      --       --     100,000     --      --
 Ex-President<FN1>  1998  $57,231    --      --       --        --       --      --

Nicholas G.         1998  $75,615    --      --       --        --       --      --
 Levandoski, Ph.D.  1997  $43,500    --    $19,400    --     250,000     --      --
------------------

<FN1>
Colin Jones served as President until October 2000.

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

EMPLOYMENT AGREEMENTS

     As of Dec. 31, 2000 there were no employment agreements

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 15, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted:

                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ----------------         --------

Henry B. Schur                      1,252,500 (1)            10.2%
376 Ansin Boulevard
Hallandale, FL  33009

Debra L. Ross                       1,252,500 (2)            10.2%
376 Ansin Boulevard
Hallandale, FL  33009

Joel Marcus                           290,000 (4)             2.4%
676 West Prospect Road
Fort Lauderdale, FL  33309

Kenneth H. Robertson                3,094,444 (5)            21.8%
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Gerald M. Wochna                    3,094,444 (6)            21.8%
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Khalid Hossain                      2,774,796 (7)            18.6%
56 Grande Rue
CH-1700 Friburg
Switzerland

Sherman O. Jones                      104,500 (8)             0.9%
12026 N. 81st Street
Scottsdale, AZ  85206

Software & Healthcare               1,000,000                 8.3%
 Technology Fund, LLC
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Robertson & Partners, LLC           1,600,000                13.2%
855 S. Federal Highway,
Boca Raton, FL 33432

R & P Venture Fund II, LLC            444,444
855 S. Federal Highway
Boca Raton, Fl. 33432

International Technologies            700,000                 5.8%
 Ltd.
c/o William Smith
P.O. Box F-40729
Freeport, Bahamas

All Directors and Executive         7,451,796                47.5%
Officers as a Group
(7 Persons)

-----------------------

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

(5) Represents 50,000 shares underlying options held by Mr. Robertson; 1,600,000 shares held by Robertson & Partners, L.L.C. ("R&P") and 1,000,000 shares held by Software & Healthcare Technology Fund, L.L.C. 444,444 shares held by R&P Venture Fund II, LLC. Mr. Robertson is a majority owner and a manager of Software & Healthcare Tech. Fund, Robertson & Partners LLC. and R&P Venture Fund II. Mr. Robertson therefore has shared voting and shared investment control over the 3,144,444 shares.

(6) Represents 50,000 shares underlying options held by Mr. Wochna;1,600,000 shares held by Robertson & Partners, L.L.C., 1,000,000 shares held by Software & Healthcare Technology Fund, LLC. ("SHTF"), and 444,444 shares held by R&P Venture Fund II, LLC. Mr.Wochna, therefore has shared voting and Investment control over the 3,144,444 shares.

(7) Represents shares underlying options held by HelveStar S.A., of which Mr. Hossain is Chairman.

(8) Includes 102,500 shares held directly by Mr. Jones and 2,000 shares held by Mr. Jones Wife.

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

     The stock issuances were made pursuant to an Agreement ("Agreement") between the Company and Simplex-Florida. The terms of the Agreement were the result of negotiations between the management of the Company and Simplex-Florida. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations.

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

     During the year ended December 31, 1997, the Company entered into several short term notes payable with Joel Marcus, a director of the Company, totaling $294,990, bearing interest at 10% per annum. Joel Marcus subsequently assigned these notes to International Technologies Ltd., a shareholder. As a of December 31, 1997, $284,990 of these notes payable had expired terms. On April 2, 1998, the Company entered into an agreement with International Technologies Ltd. to extend the terms of the notes for a three year period with interest at 10% per annum. These notes will be amortized over the three year period with payments on principal to be made only if the Company records pre-tax earnings in excess of the principal amount due. If an additional extension of time is necessary, this agreement grants an extension until such time as pre-tax profits are sufficient to amortize the loans over the three year period. Interest incurred under these notes totaled $30,928 and $34,170 during the years ended December 31, 2000 and 1999, respectively.

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

     In  connection  with  these  stock  sales,   SHTF,  R&P,  Automated  Health
Technologies, Inc. ("AHT"), Jennifer Schur, the Jennifer Schur Trust, Joel Marcus, The Joel Marcus Irrevocable Trust and Debra L. Ross, shareholders of the Company, entered into a Stockholders' Agreement dated May 15, 1998, which provides, among other things, that the shareholders who are parties to the Shareholders' Agreement will vote their shares for certain director nominees selected by SHTF, R&P and AHT, and in such a manner as is necessary to carry out the intent of the Stockholders' Agreement. For the Annual Meeting of Shareholders held on August 20, 1998, the nominees selected were Gerald M. Wochna, Kenneth H. Robertson and Colin N. Jones. (Colin Jones was added to the Board on April 10, 1998.) The Stockholders' Agreement also provides that during the term of that agreement none of the shareholders who are parties thereto will transfer their shares except in accordance with the terms of the agreement.

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

 21         Subsidiaries of the           Incorporated by reference to
            Registrant                    Exhibit 21 to Registrant's
                                          Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

 23         Consent of Schmidt, Raines,   Filed herewith electronically
            Trieste, Dickenson & Adams,
            P.L.

 27         Financial Data Schedule       Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS
                                                                  Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT                  F-1

FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS                                   F-2 - F-3

     CONSOLIDATED STATEMENTS OF OPERATIONS                         F-4

     CONSOLIDATED STATEMENTS OF CHANGES
         IN STOCKHOLDERS' EQUITY                                   F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-7 - F-21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors and Stockholders
SMLX Technologies, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of SMLX Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMLX Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $564,646 during the year ended December 31, 2000, and has incurred substantial net losses for each year since its inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Schmidt & Co.

                                       SCHMIDT, RAINES, TRIESTE,
                                       DICKENSON & ADAMS, P. L.

March 7, 2001
Boca Raton, Florida

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

ASSETS
                                                   2000                 1999
Current assets:
 Cash                                           $   8,799           $  215,026
 Accounts receivable, net of allowance for
  uncollectible accounts of 2000 $0;
  1999 $2,786                                       6,164                6,071
 Prepaid expenses                                  17,918               23,299
 Inventory                                        150,092              129,398
                                                  ----------------------------

         Total current assets                     182,973              373,794
                                                  ----------------------------
Equipment and leasehold improvements,
 net of accumulated depreciation of
 2000 $300,199; 1999 $197,336                     333,762              418,547
                                                  ----------------------------
Other assets:
 Patents and trademarks, net of accumulated
 Amortization of 2000 $2,479; 1999 $969           135,914               88,309
 Deposits                                          10,862                8,192
 Other intangible assets, net of
 accumulated amortization of 2000 $1,614;
 1999 $1,076                                          276                 814
 Investment in common stock                       100,000              200,000
                                                  ----------------------------
                                                  247,052              297,315
                                                  ----------------------------
                                                $ 763,787           $1,089,656
                                                ==============================


   The accompanying notes are an integral part of these financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  2000                   1999
Current liabilities:
 Accounts payable and accrued expenses            261,113           $   190,164
 Current portion of accrued fine and
  Restitution                                     130,000                 - 0 -
 Current portion of notes payable                  15,646                16,913
 Customer and other deposits                       16,100               180,841
                                                  -----------------------------
Total current liabilities                         422,859               387,918
                                                  -----------------------------
Accrued fine and restitution, net of
 current portion                                  217,500                 - 0 -
Notes payable, net of current portion             309,281               310,636
                                                  -----------------------------
                                                  526,781               310,636
                                                  -----------------------------
Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $.0001 par value, 100,000,000
 shares authorized, 12,004,648 and 11,544,648
 shares issued and outstanding at December 31,
 2000 and 1999, respectively                        1,154                 1,154
Preferred stock, $.0001 par value, 10,000,000
 shares authorized, no shares issued or
 outstanding                                        - 0 -                 - 0 -
Additional paid-in capital                      2,438,207             2,450,516
Accumulated deficit                            (2,625,214)           (2,060,568)
                                               --------------------------------
                                                 (185,853)              391,102
                                               --------------------------------
                                               $  763,787           $ 1,089,656

   The accompanying notes are an integral part of these financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000           1999
                                                 -----------    -----------
Operating revenues:
 Vector - transdermal services                   $   900,000    $   675,000
 Vector - cosmeceutical technology                   300,000          -0-
 Vector - electro-sensor technology                   80,800          -0-
 Other                                                 -0-        225,985
 Product sales                                       332,587         62,851
                                                 -----------    -----------
   Total operating revenues                        1,613,387        962,836

Cost of research and development services
 and product sales:
  Research and development services                  223,858        177,712
  Product sales                                      202,889        110,550
                                                 -----------    -----------
     Total cost of research and development
      services and product sales                     426,747        288,262
                                                 -----------    -----------
Gross profit (loss)                                1,186,640        674,574
                                                 -----------    -----------
Operating expenses:
 Legal fees                                          632,698        438,856
 Consulting and compliance fees                       99,204         37,082
 Other selling, general and administrative
   expenses                                          457,833        521,995
 Depreciation and amortization expense               106,606        101,739
                                                 -----------    -----------
     Total operating expenses                      1,296,341      1,099,672
                                                 -----------    -----------

Net loss from operations                            (109,701)      (425,098)

Other income (expense):
 Forfeiture of customer deposits                       -0-           73,285
 Investment valuation adjustment                    (100,000)           478
 Loss on disposal of assets                           (1,115)         -0-
 Interest expense                                    (35,152)       (35,213)
 Fine and restitution                               (347,500)         -0-
 Other income                                         28,822          -0-
                                                 -----------    -----------
     Total other income (expense)                   (454,945)        38,550
                                                 -----------    -----------

Net loss before income taxes                        (546,646)      (386,548)
Income taxes                                           -0-          -0-
                                                 -----------    -----------
  Net loss                                         $(546,646)   $  (386,548)
                                                 ===========    ===========

Loss per common share                            $     (0.05)   $     (0.03)
                                                 ===========    ===========
Weighted average number of shares                 11,920,210     11,291,705
                                                 ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                             Total
                                                                                         Stockholders'
                                       Common stock       Paid-in       Accumulated         Equity
                                   Issued      Amount     Capital         Deficit          (Deficit)
                                 ----------    ------    ----------     -----------      -------------
Balance, December 31, 1998       10,600,000   $ 1,060   $ 1,846,084     $ (1,674,021)     $  173,123

Shares issued for cash in
 March 1999                         444,444        44       199,956           -0-            200,000
Shares issued for cash in
 connection with the Joint
 Venture Agreement with
 HelveStar, S.A. in May 1999        375,204        37       283,063           -0-            283,100
Conversion of note payable in
 May 1999                            25,000         3        24,997           -0-             25,000
Conversion of note payable in
 May 1999                            50,000         5        49,995           -0-             50,000
Conversion of note payable in
 May 1999                            50,000         5        49,995           -0-             50,000
Stock issuance costs                  -0-         -0-        (3,574)          -0-             (3,574)
Net loss                              -0-         -0-         -0-          (386,547)        (386,547)
                                 ----------    ------     ---------      ----------        ----------

Balance, December 31, 1999       11,544,648     1,154     2,450,516      (2,060,568)         391,102

Shares issued pursuant to a writ
 of mandamus issued by the
 Circuit Court of Miami-Dade
 County in connection with a
 Lawsuit filed against the
 Company                            460,000      -0-         -0-              -0-              -0-
Stock issuance costs                  -0-        -0-        (12,309)          -0-           (12,309)
Net loss                              -0-        -0-         -0-           (564,646)        (564,646)
                                 ----------    ------    ----------      -----------       ----------

Balance, December 31, 2000       12,004,648    $1,154    $2,438,207     $(2,625,214)       $(185,853)
                                 ==========    ======    ==========      ===========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                    2000            1999
                                                 -----------    -----------

OPERATING ACTIVITIES
 Net loss                                        $  (546,646)   $  (386,547)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                     106,606        101,739
   Loss on sale of assets                              1,115          -0-
   Provision for bad debts                             -0-          (13,947)
   Valuation reduction of investment in Common
     Stock                                           100,000          -0-
   Forfeiture of customer deposits                     -0-          (73,285)
   (Increase) decrease in:
     Accounts receivable                                 (93)         8,989
     Prepaid expenses                                  5,381         (3,888)
     Inventory                                       (20,694)        12,174
     Deposits                                         (2,670)         -0-
   Increase (decrease) in:
     Accounts payable and accrued expenses           432,740         25,559
     Customer and other deposits                    (164,741)       145,428
                                                 -----------    -----------
     Net cash used in operating activities          (107,002)      (183,778)
                                                 -----------    -----------
INVESTING ACTIVITIES
 Advances to employees                                 -0-            1,229
 Proceeds from sale of fixed assets                    2,840          -0-
 Acquisition of fixed assets and patents             (72,843)      (110,355)
                                                 -----------    -----------
     Net cash used in investing activities           (70,003)      (109,126)
                                                 -----------    -----------
FINANCING ACTIVITIES
 Proceeds from sale of stock                           -0-          483,100
 Payments for stock issuance costs                   (12,309)        (3,224)
 Payments on notes payable                           (16,913)       (19,540)
                                                 -----------    -----------
     Net cash provided by (used in)
       financing activities                          (29,222)       460,336
                                                 -----------    -----------
Net increase (decrease) in cash                     (206,227)       167,432
Cash - beginning of year                             215,026         47,594
                                                 -----------    -----------
Cash - end of year                               $     8,799    $   215,026
                                                 ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000 AND 1999


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations

     SMLX Technologies, Inc. (f/k/a Simplex Medical Systems, Inc.) was formed on June 6, 1995 and was in the development stage through December 31, 1997. The year ended December 31, 1998 was the first year during which it was considered an operating company.

     Since inception, SMLX Technologies, Inc. (the "Company") has been engaged in research and development activities. The Company's primary focus has been on the development, acquisition, marketing and manufacture of medical diagnostic and dental products. In addition, the Company pursues regulatory clearance and patent protection for many of its products. The Company has patented and proprietary technology in the fields of point of use medical and veterinary diagnostics, dental therapeutic devices, pharmaceutical products and consumer products. The Company utilizes its own manufacturing facilities for the production of proprietary or quality sensitive materials and contracts out the other products and final packaging to third parties. Within the United States, the Company has received FDA registration on one of its major products. The Company's major source of revenue during the years ended December 31, 2000 and 1999 was derived from research and development contracts with outside third parties.

     The financial statements include the accounts of the Company's wholly-owned subsidiaries, SMLX Technologies of Florida, Inc., Analyte Diagnostics, Inc. and IRT Management Corp. Analyte Diagnostics, Inc. was a predecessor corporation to SMLX Technologies, Inc. which was formed on September 15, 1995. The two companies were merged into SMLX Technologies, Inc., on October 31, 1995, with all account balances recorded at cost. At the time, the Company had a 1 to 200 reverse stock split. Subsequently, the Company had a 2 for 1 stock split. All share references give effect to the post split plans. IRT Management Corp. was incorporated on January 14, 1997 with the sole purpose of obtaining FDA approval on the Company's products.

   Summary of Significant Accounting Policies

     Principles of Consolidation

          The consolidated financial statements include the accounts of SMLX Technologies, Inc., and its wholly-owned subsidiaries SMLX Technologies of Florida, Inc., Analyte Diagnostics, Inc., and IRT Management Corp. All intercompany accounts and transactions have been eliminated in consolidation.

     Inventory

          Inventory consists of raw materials as of December 31, 2000 and 1999 and is stated at the lower of cost (first-in, first-out method) or market.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Equipment

          Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged against operations as incurred.

     Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Patents and Trademarks

          The cost of patents and trademarks acquired are being amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 17 years, beginning when the trademarks and patents are approved.

     Other Intangible Assets

          The cost of other intangible assets are being amortized on a straight-line basis over three years.

     Investment in Common Stock

          Investment in common stock represents the Company's investment in 19% of the common stock of a privately held company in May 1998. The Company does not exercise significant influence over the operating and financial activities of this privately held company. The investment in common stock is stated at cost at December 31, 1999. During 2000, the Company reduced the investment to its estimated net realizable value. The amount of the valuation allowance, $100,000, is reported as other expense in 2000.

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

     Advertising Costs

          Advertising costs are charged to operations when incurred.

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

          Net loss per share is computed on the basis of the weighted average number of shares actually outstanding during the years ended December 31, 2000 and 1999. Options to purchase 1,326,000 and 1,276,000 shares of common stock during the years ended December 31, 2000 and 1999, respectively, were not included in computing net loss per share because the effect of such inclusion would be to decrease the reported net loss per share.

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

     Expense Reclassification

          The Company has retroactively reclassified certain expenses in the Consolidated Statements of Operations for the year ended December 31, 1999 to conform to the classifications adopted for the year ended December 31, 2000. The Company believes the new classifications more accurately reflect the results of operations. The reclassifications have no effect on gross profit or net income for the year ended December 31, 1999.

     Comprehensive Income or Loss

          The Company has no components of other comprehensive income or loss, accordingly, net loss equals comprehensive loss for all periods presented.

     Recent Accounting Pronouncement

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 was adopted during the Company's fiscal year ended December 31, 2000.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced significant losses and has been dependent upon loans from stockholders and other third parties, as well as sale of stock, in order to fund operations to date.

     Management believes that the funds raised through its exclusive license agreement with Vector Medical Technologies, Inc. (Note 8) and income generated from the sale of dental and industrial air abrasion devices will provide sufficient cash flow resources to fund the operations of the Company.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consists of the following at December 31, 2000 and 1999:

                                           Useful Life
                                           (in Years)       2000         1999
                                         -------------    ---------   ----------

        Computer equipment                     5          $ 39,536    $  39,270
        Office furniture and equipment        5-7           21,680       27,330
        Shop equipment                        5-7          273,805      268,843
        Computer software                      3             5,779        5,779
        Molds                                  5           104,355       85,855
        Leasehold improvements                 9           188,806      188,806
                                                          ---------   ----------
                                                           633,961      615,883

        Less: accumulated depreciation                    (300,199)     197,336)
                                                          ---------   ----------
                                                          $ 333,762   $ 418,547
                                                          =========   ==========

     Depreciation expense totaled $104,558 and $100,736 for the years ended December 31, 2000 and 1999, respectively.

NOTE 4 - NOTES PAYABLE

     During the year ended December 31, 1997, the Company entered into several short term notes payable with a director/shareholder totaling $294,990, bearing interest at 10% per annum. These notes were subsequently assigned to another shareholder. On April 2, 1998, the Company entered into an agreement with the shareholder to extend the terms of the notes for a three year period with interest at 10% per annum. These notes shall be amortized over the three year period with payments on principal to be made only if the Company records pre-tax earnings in excess of the principal amount due. If an additional extension of time is necessary, this agreement grants an extension until such a time as pre-tax profits are sufficient to amortize the loans over the three year period. On January 1, 2000, $14,291 of accrued interest was converted to loan principal, increasing the balance of these notes payable to $309,281. Due to the fact that the Company does not anticipate pre-tax earnings sufficient to require repayment of these loans in the year 2001, these notes payable have been classified as long-term debt as of December 31, 2000.

     Notes payable as of December 31, 2000 and 1999 consisted of the following:


                                                       2000           1999
                                                  ------------   ------------
        Note payable, third party, due in
        monthly payments of $1,648, including
        interest which is calculated at 11.46%
        per annum, final payment due October,
        2001; collateralized by equipment with
        a net book value of $41,748 as of
        December 31, 2000.                        $    15,646    $    32,559

        Notes payable, shareholder, interest
        payable at 10% per annum; payable as
        described above.                              309,281        294,990
                                                  ------------   ------------
                                                      324,927        327,549

        Less: current maturities                      (15,646)       (16,913)
                                                  ------------   ------------
                                                  $   309,281    $   310,636
                                                  ============   ============

     Aggregate annual maturities of the notes payable at December 31, 2000 are as follows:

        During the year ending
        December 31,
        ---------------------------

                   2001                $  15,646
                   2002                  309,281
                                       ---------
                                       $ 324,927
                                       =========

     Interest expense totaled $31,102 and $35,213 during the years ended December 31, 2000 and 1999, respectively.

NOTE 5 - CUSTOMER AND OTHER DEPOSITS

     Included in customer and other deposits at December 31, 2000 and 1999 is $16,100 received from an individual as a deposit on stock to be issued at $1.00 per share.

NOTE 6 - ADVERTISING COSTS

     The Company employs the services of a public relations consulting firm to assist them in their advertising efforts. Advertising expense incurred during the years ended December 31, 2000 and 1999 totaled $880 and $29,449, respectively.

NOTE 7 - LEASES

     The Company is currently renting office and warehouse space in Hallandale, Florida pursuant to a five-year lease agreement which began April 1, 1998. This five-year lease agreement requires monthly rental payments of $4,000 plus sales tax. The Company has the option at the end of the lease term to renew the lease for an additional five years.

     Minimum annual rental payments are as follows:

        During the year ending
        December 31,
        ---------------------------

                   2001                $  48,000
                   2002                   48,000
                   2003                   12,000
                                       ---------
                                       $ 108,000
                                       =========

     Rent expense for the years ended December 31, 2000 and December 31, 1999 amounted to $55,832 and $53,159 respectively.

NOTE 8 - EXCLUSIVE LICENSING AGREEMENT

     On April 13, 1999, the Company entered into an exclusive licensing agreement with Vector Medical Technologies, Inc. ("Vector"). This agreement grants Vector exclusive license, subject to the payment of royalties, to certain transdermal drug delivery systems, including intangible and tangible assets. In exchange for this exclusive license, Vector has agreed to pay the Company royalties as follows: 4% of its net sales or other net revenues derived from assets in which the Company holds the patent; and 3% of its net sales or other net revenues derived from the portion of assets that are not covered by a patent held by the Company. These royalty payments are due quarterly within 45 days from the end of each calendar quarter for which royalties are payable. Vector has also agreed to pay the Company non-refundable advances against future royalties for a period of four years from the date of the agreement. These payments shall amount to at least $900,000 per year, payable in monthly installments of at least $75,000. In regard to these advances, the companies have agreed to meet at least 90 days prior to the beginning of each calendar year to consider the ongoing feasibility of the relationship and to determine the appropriate amount of non-refundable advances to be made by Vector to the Company. Notwithstanding any agreement to the contrary, this agreement shall be in existence for 10 years. In the event that Vector fails to make its payments on the transdermal delivery system, the agreement shall be deemed null and void and the exclusive license and option granted under this agreement shall be terminated without further obligation or liability of either company. Furthermore, this license agreement gives Vector the option to purchase 100% of certain SMLX assets within four years from the date of the agreement, with any royalty payments credited towards the purchase price. The total purchase price will vary based on gross sales during the preceding twelve month period attributable to the assets and ranges between $3.6 and $6.6 million.

     The Company is currently in negotiations to sell the above transdermal technology and some cosmeceutical formulas to Vector.

     During 2000 and 1999, the Company received $900,000 and $600,000 in connection with this agreement, which is included in the Company's research and development revenue for the years ended December 31, 2000 and 1999, respectively. Revenue from this contract comprises approximately 56% and 62% of the Company's total revenues for the years ended December 31, 2000 and 1999, respectively.

NOTE 9 - JOINT VENTURE AGREEMENT

     On May  3,  1999,  the  Company  signed  a  joint  venture  agreement  with
     HelveStar, S.A., a Swiss technology commercialization, financial and holding company. The agreement outlined the formation and capitalization of BioStar, S.A. for the purposes of commercializing, manufacturing, developing, marketing and selling the Company's present and future technologies and products. BioStar was to be funded by HelveStar who was to own sixty percent, with the Company owning forty percent.

     Upon the execution of this agreement, the Company granted HelveStar a stock option for 900,000 shares of the Company's stock at an exercise price of $1.58 per share. Within 24 months of the execution of this agreement, HelveStar had the right to purchase a total of 2,250,000 shares of the Company's stock. The purchase price of the shares on the date of purchase was to have been equal to 50% of the closing price of the Company's stock on the latest price trading date on which at least 5,000 shares were traded.

     The agreement also granted BioStar a 99-year exclusive worldwide license for the commercialization, marketing and production of all the Company's core products and technology, subject to the Company's valid existing distributorship agreements. In addition, the agreement called for the transfer of the Company's non-core technologies to BioStar which had agreed to purchase them for $2,400,000 payable in monthly installments of $100,000 for 24 months commencing in May 1999. As of December 31, 1999, the Company had received $300,000, which is included in research and development services revenue.

     During 2000, the Company filed suit for damages and to void the joint venture agreement, as described in Note 16.

NOTE 10 - RELATED PARTY TRANSACTIONS

   Revenue

     During the year ended December 31, 2000, the Company received $306,355 from its affiliate, BioStar, for product sales. This represents approximately 19% of the Company's total revenue during the year ended December 31, 2000.

     During the year ended December 31, 1999, the Company received $300,000 from its affiliate, BioStar, for research and development services pursuant to the terms of the Joint Venture Agreement described in Note 9. This represents approximately 31% of the Company's total revenue during the year ended December 31, 1999.

   Notes payable

     A director and shareholder loaned the Company a total of $294,990 at various times during the year ended December 31, 1997. These notes were subsequently assigned to another shareholder of the Company. On January 1, 2000, $14,291 of interest in arrears was converted to loan principal, increasing the balance of these notes payable to $309,281. These notes were outstanding as of December 31, 2000 and 1999 and are discussed in Note 4. Interest expense incurred in connection with these loans totaled $30,928 and $34,170 for the years ended December 31, 2000 and 1999, respectively.

   Stockholders' agreement

     During 1998, the Company entered into a Stockholders' Agreement with eight shareholders. Among other things, this agreement provides that the Company will not sell any of its securities in any transactions unless it provides the shareholders who are parties to the agreement a preemptive right to purchase a pro rata portion of such securities on the same terms and conditions. This preemptive right will not apply to securities issued to any officer, director or employee of the Company under a benefit or compensation plan or for services or assets, other than cash or notes. In addition, the Company granted "piggy-back" registration rights to Software & Healthcare Technology Fund, L.L.C. ("SHTF") and Robertson & Partners, L.L.C. with respect to their shares of common stock under certain conditions as outlined in the agreement. The "piggy back" provisions terminate on the later of May 15, 2000 or the ninetieth consecutive day on which the bid price of the Company's common stock exceeds $4.00 per share on the publicly traded market. All other provisions of the agreement terminate on May 15, 2005.

NOTE 11 - SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

     During the years ended December 31, 2000 and 1999 cash paid by the Company for interest totaled $37,570 and $41,581, respectively.

     During the year ended December 31, 2000, accrued interest totaling $14,291 was converted to loan principal.

     As of December 31, 2000, stock issuance costs and capitalized patent costs totaling $253 and $1,330 were included in accounts payable.

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

NOTE 13 - STOCK OPTIONS

     In August 1997, the Board of Directors granted certain employees, directors and consultants of the Company stock options pursuant to the Company's 1997 Stock Option Plan. A total of 2,000,000 shares of the Company's stock have been reserved for the options to be granted under this plan. Eligible participants include any employee, officer, director or consultant that the Board of Directors, in its sole discretion, designates is eligible to participate in this Plan. The option exercise price is stated on the option grant and shall not be less than 100% of the fair market value of the shares on the date of the grant or the par value, whichever is greater. Unless otherwise stated on the option, each option is exercisable for ten years. As of December 31, 2000, the options granted under this plan totaled 1,326,000 shares exercisable between August 27, 2002 and May 26, 2004 at prices ranging from $0.88 to $3.26 per share.

     In addition to the options outstanding under the Company's 1997 Stock Option Plan, during October 1998, the Company granted an option to purchase 1,000 shares of the Company's common stock at $1.50 per share through October 2, 2003.

     The following summarizes the status of the Company's stock options for the years ended December 31, 2000 and 1999:

                                                                     Weighted-
                                                                      Average
                                                     Shares       Exercise Price
                                                   ----------     --------------
       Outstanding at January 1, 1999                 881,000         $1.82
       Granted and exercisable                        420,000         $0.88
       Exercised                                        - 0 -
       Forfeited                                    (25,000)          $2.87
                                                   ----------     --------------
       Outstanding at December 31, 1999             1,276,000         $1.49
       Granted and exercisable                         50,000         $0.88
       Exercised                                        - 0 -
       Forfeited                                        - 0 -
                                                   ----------     --------------
       Outstanding at December 31, 2000             1,326,000         $1.46
                                                   ==========     ==============

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to stock options. The weighted average fair value of options granted during the years ended December 31, 2000 and 1999 was $0.09 and $0.59, respectively. These values were computed using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; expected volatility of 299% and 376% for the years ended December 31, 2000 and 1999, respectively; and a risk free interest rate of 6%. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of FASB No. 123, "Accounting for Stock-Based Compensation", the Company's net loss for the years ended December 31, 2000 and 1999 would have been $569,216 ($0.05 per share) and $635,296 ($0.06 per share), respectively.

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

NOTE 14 - INCOME TAXES

     The Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of December 31, 2000, the Company has generated net tax operating loss carryforwards totaling approximately $2,178,000 which are available to offset future taxable income, if any. These loss carryforwards expire beginning in 2010. Due to limitations on the utilization of loss carryforwards resulting from ownership changes and separate return limitations and the uncertainty that the Company and its subsidiaries will be able to utilize the net operating losses, a 100% valuation allowance has been recorded against the associated deferred tax assets.

     The following summarizes the components of the net deferred tax asset at December 31, 2000 and 1999:

                                                     2000            1999
                                                 -----------     -----------
        Deferred tax assets:
           Net operating loss carryforward       $  740,000      $  700,593
           Valuation allowance                     (740,000)       (700,593)
                                                 -----------     -----------
        Net deferred tax asset                   $    - 0 -      $    - 0 -
                                                 ===========     ===========

NOTE 15 - STOCKHOLDERS' EQUITY (DEFICIT)

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

     During December 1998, the Company's Board of Directors voted to accept the offer of Robertson & Partners Venture Fund II to purchase an additional 444,445 shares of stock for $200,000 ($0.45 per share). This amount was received in $50,000 installments during January through April 1999.

     In May 1999, the Company issued 375,204 shares of stock for $283,100. These shares were issued to individuals affiliated with HelveStar and are considered deductions from HelveStar's right, if any, to purchase 2,250,000 shares as described in Note 9.

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

NOTE 16 - LEGAL PROCEEDINGS

     Americare Diagnostics, Inc., Americare Health Scan, Inc., Americare Transtech, Inc. International Medical Associates, Inc., Joseph P. D'Angelo
     v. Technical Chemicals and Products, Inc., Jack L. Aronowitz, Simplex Medical Systems, Inc., Analyte Diagnostics, Inc., Henry B. Schur, SMLX Technologies, Inc. Case No. 97-3654-CIV-HUCK (Southern District of Florida, Miami Division). The suit seeks damages in excess of $75,000 against the defendants in connection with a glucose monitoring system that the plaintiffs allege they have exclusive rights to. SMLX has been named as a party only because it employed certain of the other defendants, as SMLX does not sell any products relating to the glucose monitoring system. One of the other defendants, Technical Chemicals and Products, Inc. has settled with the plaintiffs. The nature of that settlement is unknown to SMLX. A preliminary hearing on certain patent issues is being scheduled for May 2001. SMLX denies any wrong doing, and intends vigorously to defend against the action. What damages, if any, SMLX may suffer as a result of the action are too uncertain at this time to project.

     C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding). The demand seeks damages against the Company for the alleged breach of an exclusive distribution agreement for the marketing of HIV saliva test kits in certain South American countries. The amount sought is in excess of $60,000. Discovery will be commencing. At this time it is not possible to assess what damages, if any, the Company may be held liable for.

     Joseph P. D'Angelo, Americare Transtech, Inc., Americare Biologicals,  Inc.
     v. Henry B. Schur, Nicholas G. Levandoski, SMLX Technologies, Case No. 99-010263 (02) (Circuit Court, Broward County). The plaintiffs have filed a declaratory judgment seeking indemnification against the Company in the amount of approximately $3,000,000 to pay judgments in that approximate amount the plaintiffs have against two judgment debtors, one present and one former employees of the Company. The plaintiffs alleged indemnification is required based on written employment agreements between the Company and the judgment debtors. The Company denies any liability and plans to vigorously defend against the action. The Court recently denied the Company's motion for summary judgment. The matter is scheduled for trial in April 2001.

     John Faro v. Simplex Medical Systems, Inc., Nicholas Levandoski, Henry B. Schur, John Trafton, Debra Ross, Case No. 98-19091 CA (04) (Circuit Court, Miami-Dade County). Third amended complaint filed, answer and affirmative defenses to it has been filed. Complaint alleges breach of share transfer agreement for failure to timely transfer shares of Simplex, securities fraud, breach of consulting agreement, and civil theft (only against Schur, Trafton, and Ross) and tortuous interference (only against Schur, Trafton, and Ross). Shares have been put into escrow awaiting outcome of claim.

     SMLX Technologies, Inc. v. Reuben Hertz, Case No. 99-016538 (13) (Circuit Court, Broward County). This claim by the Company was voluntarily dismissed based on a reasoned assessment of lack of sufficient economic value of the claim. A counterclaim brought by Hertz against SMLX is still pending in an arbitration proceeding. The Company intends to vigorously defend against the action and does not believe it will have a material effect on its financial statements.

     SMLX Technologies, Inc. v. H.E. Khundkar Khalid Ahmed Hossain, and Helvestar S.A., Case No. 00-01429 (09) (Circuit Court, Broward County). Suit by the Company against the defendants for fraud, misrepresentation, and breach of fiduciary duty based on defendant Hossain's representation as authorized agent of Helvestar, and alleges that defendants induced SMLX, through misrepresentations, to enter into various agreements that constituted a joint venture. As a result, the Company seeks damages and confirmation that the joint venture is null and void. The defendant company has counter-claimed alleging breach of fiduciary duty. Discovery is ongoing.

     Superior Wholesale Products, Inc. v. Simplex Medical Systems, Inc., Case No. 98-17352 CA (03) (Circuit Court, Miami-Dade County). The plaintiff filed a complaint alleging breach of contract and interference with business relationships, seeking $2.5 million in damages. The Company denies the allegations of the complaint and filed a counter-claim for interference with business relationships and for defamation. The Company intends to vigorously defend against the action. At this time discovery is ongoing, it is premature to determine what damages, if any, the Company may be subject liability.

     During 2000, the government of the United States of America filed a complaint concerning a former product of the Company, The Simplex Rapid HIV Test Kit, and whether the Kit was manufactured in accordance with good manufacturing practices and received FDA approval and clearances. The Company, in cooperation with the government, agreed to enter a guilty plea to a FDA violation in the sale of the Kits. The government has recommended payment of a fine of $150,000 and restitution of $197,500. The Company is currently awaiting sentencing and has accrued a liability of $347,500 at December 31, 2000 based on the government recommendation.

NOTE 17 - COMMITMENTS

     On May 25, 2000, the Company entered into two agreements with Florida International University ("FIU") in which FIU will provide assistance in product testing and research services for the Company as specifically outlined in the contracts. The agreed upon fee for these services was $82,696, of which $53,512 had been paid through December 31, 2000. The $29,184 remaining balance of the agreement is expected to be paid during 2001 as the services are completed.

NOTE 18 - VENDOR CONCENTRATION

          Three major vendors represented approximately 38% ($79,823), 28% ($59,785) and 32% ($68,501), respectively, of the Company's total purchases of inventory during the year ended December 31, 2000. The Company believes that most components used in the manufacture of its current and proposed products are currently available from numerous suppliers located in the United States, Europe and Asia. However, certain components are available only from a limited number of suppliers. Although the Company believes that it will not encounter difficulties in obtaining these components, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2001                     SMLX TECHNOLOGIES, INC.


                                     By: /s/ Kenneth H. Robertson
                                             Kenneth H. Robertson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                   DATE


/s/ Kenneth H. Robertson       President (Chief Executive     April 16, 2001
Kenneth H. Robertson           Officer) and Director


/s/ Joel Marcus                Chief Financial Officer and    April 16, 2001
Joel Marcus                    Director


/s/ Gerald M. Wochna           Director                       April 16, 2001
Gerald M. Wochna


/s/ Sherman O. Jones           Director                       April 16, 2001
Sherman O. Jones