Form 10QSB
period 2001-03-31
SMLX TECHNOLOGIES INC
filed 2001-05-15
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001


                         Commission file number: 0-28154



                             SMLX TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)



             Colorado                                   84-1337509
    -------------------------------         -------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


                855 SOUTH FEDERAL HIGHWAY, BOCA RATON, FL. 33432
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

                             Yes [ X ]   No [   ]


There were 12,004,648 shares of the Registrant's Common Stock outstanding as of May 15, 2001.



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



                          PART I: FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS
                                                  3/31/01         12/31/00
                                               ------------     ------------

CURRENT ASSETS
  Cash                                        $     36,797     $      8,799
  Accounts Receivable (Net of allowance
    for uncollectible accounts of -0-
    and for 12/31/00 and 3/31/01,
    respectively)                                    2,400            6,164
  Inventory                                        178,441          150,092
  Prepaid Expenses                                  26,287           17,918
                                               ------------     ------------
     Total Current Assets                          243,925          182,973
                                               ------------     ------------

Property, Plant and Equipment, at cost
 (Net of accumulated depreciation and
 amortization of $325,739 and $300,199
 on 03/31/01 and 12/31/00, respectively)           341,867          333,762

OTHER ASSETS

  Deposits                                           7,862           10,862
  Other Intangible Assets                            1,890              276
  Patents and Trademarks
   (Net of accumulated amortization of $6,328
   and $2,439 on 03/31/01 and 12/31/00,
   respectively)                                   132,184          135,914
  Investment in Common Stock                       100,000          100,000
                                               ------------     ------------

Total Assets                                  $    827,728     $    763,787
                                               ============     ============



The accompanying notes are an integral part of these consolidated financial statements.


                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    3/31/01         12/31/00
                                                 ------------     ------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities       $    569,408     $    391,113
  Current Portion of Notes Payable                     10,406           15,646
  Customer Deposits                                       -0-           16,100
                                                 ------------     ------------
     Total Current Liabilities                        579,814          422,859

LONG-TERM DEBT
  Notes Payables, and accumulated expenses,
  Net of Current Portion                              506,781          526,781
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001, Authorized
   100,000,000 Shares, Issued and Outstanding
   12,004,648 Shares on 3/31/01 and 12,004,648          1,154            1,154
   on 12/31/00)
  Preferred Stock (Par Value $.0001, Authorized
   10,000,000 Shares, No Shares Issued and
   Outstanding)                                            -                -
  Additional Paid-In Capital                        2,450,516        2,438,207
  Deficit Accumulated                              (2,710,539)      (2,625,214)
                                                 ------------     ------------
     Total Stockholders' Equity                      (258,868)         185,853
                                                 ------------     ------------
Total Liabilities and Stockholders' Equity       $    827,726     $    763,787
                                                 ============     ============



The accompanying notes are an integral part of these consolidated financial statements.


                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)



                                                   THREE MONTHS ENDED
                                                3/31/01          3/31/00
                                             ------------     ------------
OPERATING REVENUE
  VECTOR TRANSDERMAL TECHNOLOGY                 225,000          225,000
  VECTOR COSMECUTIAL TECHNOLOGY                  75,000           50,000
  AIRBRATOR SALES                                32,348          274,604
  OTHER                                          43,140           23,296

     TOTAL OPERATING REVENUES              $    375,488     $    572,900

 COST OF GOODS SOLD                              73,184          126,863
                                           ------------     ------------

GROSS PROFIT                                    302,304          446,037
OPERATING EXPENSES
 SELLING, GENERAL AND ADMINISTRATIVE





     TOTAL OPERATING EXPENSES                   367,683          237,381

OPERATING PROFIT (LOSS)                         (65,379)         208,656

INTEREST EXPENSE                                 (7,635)         (7,644)
                                            ------------    ------------
NET PROFIT (LOSS)                               (73,013)         201,012

NET PROFIT (LOSS) PER SHARE                      (0.006)           0.017

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         12,004,648       12,004,648



The accompanying notes are an integral part of these consolidated financial statements.


                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                     3/31/01          3/31/00
                                                 -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Profit (Loss)                              $    (73,013)     $    201,012

  Adjustment to Reconcile Net (Loss) to
   Net Cash Provided By (Used in)
   Operating Activities:

    Depreciation and Amortization                      27,775           23,592

    Changes in Operating Assets and
     Liabilities:
      Accounts Receivable                               3,764            6,071
      Inventory                                       (28,349)        (44,712)
      Deposits                                          3,000              500
      Accounts Payable and Accrued Liabilities        178,295            5,434
      Customer Deposits                               (16,100)       (108,780)
      Prepaid Expenses and Organization
       Expenses                                        (8,369)         (5,156)
                                                  ------------     ------------
     Net Cash (Used In) Provided By Operating
      Activities                                       87,063           77,961

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                         (33,645)        (15,963)
  Patent Costs                                           (120)        (20,230)
                                                  ------------     ------------
     Net Cash Provided by (Used In)
      Investing Activities                            (33,765)        (36,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable                         (25,240)          14,291
                                                  ------------     ------------

Net Cash Provided By (Used In) Financing
  Activities                                          (25,240)          14,291
                                                  ------------     ------------

Net Increase (Decrease) in Cash                        27,998           56,059

Cash - Beginning of Period                              8,799          215,026
                                                  ------------     ------------
Cash - End of Period                             $     36,797     $    271,085
                                                  ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                      SMLX TECHNOLOGIES,INC. AND SUBISDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced losses aggregating $2,710,539 and has been dependent upon loans from stockholders and other third parties in order to satisfy operations to date. Management believes that funds generated from operations will provide the Company with sufficient cash flow resources to fund the operations of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consists of $178,441 of finished goods as of March 31, 2001.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 2001:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      50,502
       Lab Equipment                                      405,149
                                                        ---------
       Total Equipment                                    667,606
           Less:  Accumulated Depreciation                325,739
                                                        ---------
       Net Property, Plant and Equipment                $ 341,867
                                                        =========


NOTE 5 - NOTES PAYABLE

       Interest Expense for the period ended
       March 31, 2001, amounted to:                     $   7,535
       Interest Expense for the period ended
       March 31, 2000, amounted to:                     $   7,644

NOTE 6 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of March 31, 2001, the Company has generated net operating loss carry forwards totaling $(2,710,539) which are available to offset future taxable income, if any, through the year 2011. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at March 31, 2001:

      Deferred Tax Assets:
         Net Operating Loss Carry forward          (2,710,539)

      Valuation Allowance                          (2,710,539)



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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH 31, 2000

     During the three months ended March 31, 2001, the Company had $375,688 in revenue compared to $572,900 in revenue during the corresponding prior year period. The decrease in revenue was the result of lower sales of airbrators.

     Expenses  for the three months  ended March 31,  2001,  were  approximately
$340,000, an increase of approximately $140,000 in legal bills over the corporations previous operation for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had a working capital deficit of approximately ($335,889) compared to approximately A deficit of $(239,886) in working capital at December 31, 2000. The increase in deficit is due to the net loses for the quarter.

     The Company presently has no material commitments for capital expenditures.

     During 2000, the government of the United States of America filed a complaint concerning a former product of the Company. The Simplex Rapid HIV Test Kit, and whether the Kit was manufactured in accordance with good manufacturing practices and received FDA approval and clearances. The Company, in cooperation with the government, agreed to enter a guilty plea to a FDA violation in the sale of the Kits. The government has recommended payment of a fine of $150,000 and restitution of $197,500. The Company was sentenced on April 30, 2001 and has accrued a liability of $347,500 at December 31, 2000 based on the government recommendation.



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

     None.

Item 4.  Submission of Matters to a Vote of Security Holders:

     None.

Item 5.  Other Information:

     None.


Item 6.  Exhibits and Reports on Form 8-K:

    (a) Reports on Form 8-K:   None


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SMLX TECHNOLOGIES, INC.


Date:  May 15, 2001                   /s/ Kenneth H. Robertson
                                      Kenneth H. Robertson, President


Date:  May 15, 2001                   /s/ Joel Marcus
                                      Joel Marcus, Chief Financial
Officer



