Form 10QSB
period 2001-06-30
SMLX TECHNOLOGIES INC
filed 2001-08-14
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001


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

                             Yes [ X ]   No [   ]


There were 12,004,648 shares of the Registrant's Common Stock outstanding as of June 30, 2001.

INDEX

                                                                        Page No.
Part I: Financial Information
         Item 1. Financial Statements:

                  Unaudited Consolidated Balance Sheets - as of
                  June 30, 2001..........................................    3-4

                  Unaudited Consolidated Statements of Operations, Six
                  Months and Three Months Ended June 30, 2001 and
                  June 30, 2000 .........................................     5

                  Unaudited Consolidated Statement of Cash Flows, Six
                  Months Ended June 30, 2001 and June 30, 2000 ..........     6

                  Notes to Consolidated Financial Statements.............   7-9

         Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...................     9

Part II: Other Information

         Item 1.  Legal Proceedings......................................    10

         Item 2.  Change in Securities...................................    10

         Item 3.  Defaults Upon Senior Securities........................    10

         Item 4.  Submission of Matters to a Vote
              of Security Holders........................................    10

         Item 5.  Other Information......................................    10

         Item 6.  Exhibits and Reports on Form 8-K.......................    10

Signatures ..............................................................    11

                          PART I: FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           6/30/2001             6/30/2000
                                                                       ------------------    -------------------
                                                    ASSETS
CURRENT ASSETS
  Cash                                                               $            32,082   $            159,319
  Accounts Receivable (Net of allowance for
         uncollectible accounts of $0 AND $2,786 for
         06/30/01 and 6/30/00, respectively)                                       8,528                    716
  Inventory                                                                      199,991                228,614
  Prepaid Expenses                                                                26,502                 25,972
                                                                       ------------------    -------------------

Total Current Assets                                                             267,103                414,621
                                                                       ------------------    -------------------

Property, Plant and Equipment, at cost (Net of
         accumulated depreciation and amortization of
         $353,339 and $242,642 on 06/30/01 and
         06/30/00, respectively)                                                 317,283                388,127


OTHER ASSETS

    Deposits                                                                       8,528                  8,092
    Other Intangible Assets                                                        1,890                    300
    Patents and Trademarks (Net of accumulated
         amortization of $4,470 and $1,076 on 6/30/01
         on 06/30/00, respectively)                                              129,949                120,385
   Investment in Common Stock                                                    100,000                200,000
                                                                       ------------------    -------------------

Total Assets                                                         $           824,753   $          1,131,525
                                                                       ==================    ===================
















The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      6/30/2001             6/30/2000
                                                                  -------------------   -------------------
                                                    LIABILITIES

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                      $            628,227               181,893

  Current Portion of Notes Payable                                             5,165                16,913

  Customer Deposits                                                                -                31,870
                                                                  -------------------   -------------------
Total Current Liabilities                                                    633,392               230,676
                                                                  -------------------   -------------------

LONG-TERM DEBT
  Notes Payable, Net of Current Portion                                      506,781               314,446
                                                                  -------------------   -------------------

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001,
        Authorized 100,000,000 Shares, Issued
        and Outstanding 12,004,648 Shares on
        6/30/01 and 12,004,648 on 06/30/00)                                   1,200                  1,200
  Preferred Stock (Par Value $.0001,
        Authorized 10,000,000 Shares,
        No Shares Issued and Outstanding)                                          -                      -
  Additional Paid-In Capital                                               2,450,470             2,450,477
  Deficit Accumulated                                                     (2,767,090)           (1,865,274)
                                                                   ------------------   -------------------
Total Stockholders' Equity                                                  (315,420)              586,403
                                                                   ------------------   -------------------

Total Liabilities and Stockholders' Equity                       $           824,753             1,131,525
                                                                   ==================   ===================















The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                         SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                  6/30/2001          6/30/2000            6/30/2001          6/30/2000
REVENUES - NET                                $        614,072  $          962,595   $          238,584 $         390,106

COST OF GOODS SOLD                                     105,821             143,467               33,215            70,122
                                                ---------------   -----------------    -----------------  ----------------

GROSS PROFIT                                           508,251             819,128              205,369           319,984
                                                ===============   =================    =================  ================

OPERATING EXPENSES SELLING, GENERAL
   AND ADMINISTRATIVE EXPENSES                         570,951             561,062              224,810           352,069
DEPRECIATION AND AMORTIZATION EXPENSE
                                                        57,610              47,350               29,607            23,972
                                                ---------------   -----------------    -----------------  ----------------

TOTAL OPERATING EXPENSES                               628,561             608,412              254,417           376,041
                                                ---------------   -----------------    -----------------  ----------------

OPERATING PROFIT (LOSS)                              (120,310)             210,716             (49,048)          (56,057)
OTHER INCOME                                             6,100                   -                6,100                 -
INTEREST EXPENSE                                      (15,355)            (15,422)              (7,720)           (7,778)
                                                ---------------   -----------------    -----------------  ----------------

NET PROFIT (LOSS)                                    (129,565)             195,294             (50,668)          (63,835)
                                                ===============   =================    =================  ================

NET (LOSS) PER SHARE                                   (0.011)               0.016              (0.004)             0.005

WEIGHTED AVERAGE NUMBER OF SHARES                   12,004,648          12,004,648           12,004,648        12,004,648
   OUTSTANDING
















The accompanying notes are an integral part of these consolidated financial statements.

                  SMLX TECHNOLOGIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                      6/30/2001             6/30/2000
                                                                   ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit (Loss)                                              $       (129,565)     $         195,294

  Adjustment to Reconcile Net Loss to
       Net Cash Provided By (Used in)
       Operating Activities:

    Depreciation and Amortization                                           57,610                47,350

    Changes in Operating Assets and Liabilities:
       Accounts Receivable                                                 (2,364)                 (716)
       Inventory                                                          (49,899)              (99,216)
       Deposits                                                             2,334                  (100)
    Accounts Payable and Accrued Liabilities
                                                                          235,711                (8,271)
       Customer Deposits                                                  (16,100)             (148,971)
    Prepaid Expenses and Organization Expenses
                                                                          (10,198)                2,673
                                                                   ================      ================

Net Cash (Used In) Provided By Operating Activities
                                                                           87,529               (11,957)
                                                                   ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                                             (33,645)              (20,724)
  Patent Costs                                                               (120)              (32,076)
                                                                   ----------------      ----------------

Net Cash Provided By (Used In) Investing Activities
                                                                          (33,765)              (52,800)
                                                                   ================      ================

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) Notes Payable
                                                                          (30,481)                 9,050
                                                                   ----------------      ----------------

Net Cash Provided By (Used In) Financing Activities
                                                                          (30,481)                 9,050
                                                                   ================      ================

Net Increase (Decrease) in Cash                                            23,283                (55,707)

Cash - Beginning of Period                                                  8,799                215,026
                                                                   ----------------      ----------------

Cash - End of Period                                             $         32,082      $         159,319
                                                                   ================      ================

The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES,INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SMLX Technologies, Inc. (the "Company") and its wholly-owned subsidiaries, SMLX Technologies of Florida, Inc., Analyte Diagnostics, Inc. and IRT Management Corp., have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed on April 16, 2001.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced significant losses and has been dependent upon loans from stockholders and other third parties, as well as sale of stock, in order to fund operations to date.

Management believes that the funds raised through its exclusive license agreement with Vector Medical Technologies, Inc. and income generated from the sale of dental and industrial air abrasion devices will provide sufficient cash flow resources to fund the operations of the Company. Revenues received from Vector Medical Technologies represented approximately 90% of the Company's total revenues during the six months ended June 30, 2001. In the event that these resources become insufficient to fund the operations of the Company, management will consider other sources of cash flows such as selling the Company's investment in 19% of the common stock of a privately held company. This investment in common stock is being carried at its estimated net realizable value of $100,000.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consists of $199,991 of finished goods as of June 30, 2001.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at June 30, 2001:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      88,430
       Lab Equipment                                      393,386
                                                        ---------
       Total Equipment                                    670,622
           Less:  Accumulated  depreciation               353,339
                                                        ---------
          Total Property, Plant and Equipment           $ 317,283


NOTE 5 - NOTES PAYABLE

Interest Expense for the period ended
June 30, 2001, amounted to:                            $  15,355

Interest Expense for the period ended
June 30, 2000, amounted to:                            $  15,422


NOTE 6 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of June 30, 2001, the Company has generated net tax operating loss carry forwards of approximately $(2,300,000) which are available to offset future taxable income, if any. These loss carry-forwards expire beginning in 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at June 30, 2001:

      Deferred Tax Assets:
         Net Operating Loss Carry forward          782,000

      Valuation Allowance                         (782,000)
                                                  ---------
                                                     - 0 -

NOTE 7 - LEGAL PROCEEDINGS

Americare Diagnostics, Inc., Americare Health Scan, Inc., Americare Transtech, Inc. International Medical Associates, Inc., Joseph P. D'Angelo v. Technical Chemicals and Products, Inc., Jack L. Aronowitz, Simplex Medical Systems, Inc., Analyte Diagnostics, Inc., Henry B. Schur, SMLX Technologies, Inc. Case No. 97-3654-CIV-HUCK (Southern District of Florida, Miami Division). All claims related to this suit were dismissed with prejudice on June 26, 2001, each party to pay its or his own attorney's fees and costs.

During 2000, the government of the United States of America filed a complaint concerning a former product of the Company, The Simplex Rapid HIV Test Kit, and whether the Kit was manufactured in accordance with good manufacturing practices and received FDA approval and clearances. The Company, in cooperation with the government, agreed to enter a guilty plea to a FDA violation in the sale of the Kits. The Company was sentenced on April 30, 2001 to a fine of $150,000 and restitution of $197,500. The Company paid an initial down payment of $20,000 during March 2001 and is making monthly payments of $10,000.

C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding). SMLX has agreed to pay $82,500 (with no interest) to C&O Trading Corp. to be paid over a twelve-month period beginning July 6, 2001, pursuant to which the Company is making monthly payments of $6,875. Pursuant to the settlement, all restitution amounts paid by the Company to the government and received by C&O in connection with the federal case described in the preceding paragraph, will be credited to the Company and will reduce the corresponding amount owed by the Company to C&O under the settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     This report on Form 10-QSB contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment as to the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include timing of orders and shipments, market acceptance of products, ability to increase level of production, impact of government requisitions, availability of capital to finance growth and general economic conditions.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.


RESULTS OF OPERATIONS
     SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000

     During the six months ended June 30, 2001, the Company had $614,071 in revenue compared to $962,595 in revenue during the corresponding period in 2000. The decrease in revenue was the result of a reduction in revenues under a licensing agreement with Vector Medical of approximately $100,000 and a reduction in airbrator sales as compared to the corresponding period for 2000.

     Expenses for the six months ended June 30, 2001, were approximately the same as those for the corresponding prior year period.

     THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

     During the three months ended June 30, 2001, the Company had $238,584 in revenue as compared to $390,106 in revenue during the corresponding period for 2000. The decrease in revenue was the result of a decrease in payments from Vector Medical of $75,000 and approximately $76,500 less in airbrator sales.

     Expenses for the three months ended June 30, 2001 were approximately $127,200 less due to a reduction in payroll and legal bills.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had a working capital deficit of approximately $366,289 compared to approximately $18,394 in working capital for the corresponding period in 2000. The decrease is primarily due to the net loss for the six month period.

     As of June 30, 2001, the Company had no material commitments for capital expenditures.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings:

     Americare Diagnostics, Inc., Americare Health Scan, Inc., Americare Transtech, Inc. International Medical Associates, Inc., Joseph P. D'Angelo v. Technical Chemicals and Products, Inc., Jack L. Aronowitz, Simplex Medical Systems, Inc., Analyte Diagnostics, Inc., Henry B. Schur, SMLX Technologies, Inc. Case No. 97-3654-CIV-HUCK (Southern District of Florida, Miami Division). All claims related to this suit were dismissed with prejudice on June 26, 2001, each party to pay its or his own attorney's fees and costs.

     During 2000, the government of the United States of America filed a complaint concerning a former product of the Company, The Simplex Rapid HIV Test Kit, and whether the Kit was manufactured in accordance with good manufacturing practices and received FDA approval and clearances. The Company, in cooperation with the government, agreed to enter a guilty plea to a FDA violation in the sale of the Kits. The Company was sentenced on April 30, 2001 to a fine of $150,000 and restitution of $197,500. The Company paid an initial down payment of $20,000 during March 2001 and is making monthly payments of $10,000.

     C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding). SMLX has agreed to pay $82,500 (with no interest) to C&O Trading Corp. to be paid over a twelve-month period beginning July 6, 2001, pursuant to which the Company is making monthly payments of $6,875. Pursuant to the settlement, all restitution amounts paid by the Company to the government and received by C&O in connection with the federal case described in the preceding paragraph, will be credited to the Company and will reduce the corresponding amount owed by the Company to C&O under the settlement.

Item 2.  Changes in Securities:

         None.

Item 3.  Defaults Upon Senior Securities:

         None.

Item 4.  Submission of Matters to a Vote of Security Holders:

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Reports on Form 8-K:   None.

         (b) Exhibits: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SMLX TECHNOLOGIES, INC.


Date:  August 14, 2001                /s/ Kenneth H. Robertson
                                      ---------------------------------
                                      Kenneth H. Robertson, President


Date:  August 14, 2001                /s/ Joel Marcus
                                      ---------------------------------
                                      Joel Marcus, Chief Financial
                                          Officer