Form 10QSB
period 2001-09-30
SMLX TECHNOLOGIES INC
filed 2001-11-14
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001


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

                             Yes [ X ]   No [   ]


There were 12,004,648 shares of the Registrant's Common Stock outstanding as of September 30, 2001.

INDEX
                                                                       Page No.
Part I:  Financial Information

         Item 1.  Financial Statements:

                  Unaudited Consolidated Balance Sheets - as of
                  September 30, 2001......................................  3-4

                  Unaudited Consolidated Statements of Operations, Nine
                  Months and Three Months Ended September 30, 2001 and
                  September 30, 2000 .....................................    5

                  Unaudited Consolidated Statement of Cash Flows, Nine
                  Months Ended September 30, 2001 and September 30, 2000..    6

                  Notes to Consolidated Financial Statements..............  7-9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........  9-13

Part II: Other Information

         Item 1.  Legal Proceedings......................................    12

         Item 2.  Change in Securities...................................    12

         Item 3.  Defaults Upon Senior Securities........................    12

         Item 4.  Submission of Matters to a Vote
                  of Security Holders....................................    12

         Item 5.  Other Information......................................    12

         Item 6.  Exhibits and Reports on Form 8-K.......................    12

Signatures ..............................................................    13

                          PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    9/30/2001      9/30/2000
                                                   ------------   ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                            $         740  $      78,854
  Accounts Receivable (Net of allowance
    for uncollectible accounts of $0 AND
    $2,786 for 09/30/01 and 09/30/00,
    respectively)                                         1,527            131
  Inventory                                             200,143        176,541
  Prepaid Expenses                                       35,007         49,152
                                                   ------------   ------------
Total Current Assets                                    237,417        304,678
                                                   ------------   ------------

Property, Plant and Equipment, at cost
  (Net of accumulated depreciation and
  amortization of $380,711 and $265,295
  on 09/30/01 and 09/30/00, respectively)               289,911        365,309

OTHER ASSETS

    Deposits                                              8,528          8,092
    Other Intangible Assets (Net of
      accumulated amortization of $1,659
      and $1,590 on 09/30/01 and 09/30/00,
      respectively)                                         231              -
    Patents and Trademarks (Net of
      accumulated amortization of $9,139
      and $1,621 on 9/30/01 on 09/30/00,
      respectively)                                     129,373        131,649
    Investment in Common Stock                          100,000        200,000
    Employee Advances                                         -            100
    Other Assets                                              -            300
                                                   ------------   ------------
Total Assets                                      $     765,460  $   1,010,128
                                                   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    9/30/2001      9/30/2000
                                                   ------------   ------------
LIABILITIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities        $     639,708        207,412
  Current Portion of Notes Payable                      122,226         16,913
  Customer Deposits                                           -         28,816
                                                   ------------   ------------
Total Current Liabilities                               761,934        253,141
                                                   ------------   ------------
LONG-TERM DEBT
  Notes Payable, Net of Current Portion                 445,756        309,205
                                                   ------------   ------------
STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001,
    Authorized 100,000,000 Shares,
    Issued and Outstanding 12,004,648 Shares
    on 9/30/01 and 12,004,648 on 09/30/00)                1,154          1,200
  Preferred Stock (Par Value $.0001,
    Authorized 10,000,000 Shares,
    No Shares Issued and Outstanding)                         -              -
  Additional Paid-In Capital                          2,438,207      2,450,477
  Deficit Accumulated                                (2,881,591)    (2,003,895)
                                                   ------------   ------------
Total Stockholders' Equity                             (442,230)       447,782
                                                   ------------   ------------
Total Liabilities and Stockholders' Equity        $     765,460      1,010,128
                                                   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                        NINE MONTHS ENDED            THREE MONTHS ENDED
                                    9/30/2001      9/30/2000      9/30/2001      9/30/2000
REVENUES - NET                    $    781,181   $  1,311,666   $    167,110   $    349,071

COST OF GOODS SOLD                     130,887        195,500         25,066         52,073
                                   -----------    -----------    -----------    -----------
GROSS PROFIT                           650,294      1,116,166        142,044        296,998
                                   ===========    ===========    ===========    ===========
OPERATING EXPENSES
  LEGAL FEES                           362,850        411,676        102,460        212,515
  SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES             439,628        554,972        129,067        192,468
  DEPRECIATION AND
   AMORTIZATION EXPENSE                 87,216         69,654         29,607         22,866

TOTAL OPERATING EXPENSES               889,694      1,036,302        261,134        427,849
                                   -----------    -----------    -----------    -----------
OPERATING PROFIT (LOSS)               (239,400)        79,864       (119,090)      (130,851)
OTHER INCOME                             6,100              -              -              -
INTEREST EXPENSE                       (23,075)       (23,221)        (7,720)        (7,800)
                                   -----------    -----------    -----------    -----------
NET PROFIT (LOSS)                     (256,375)        56,643       (126,810)      (138,651)
                                   ===========    ===========    ===========    ===========
NET (LOSS) PER SHARE                    (0.021)         0.005         (0.011)        (0.011)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                12,004,648     12,004,648     12,004,648     12,004,648


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                    9/30/2001      9/30/2000
                                                   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit (Loss)                               $    (256,375) $      56,643

  Adjustment to Reconcile Net Loss to
    Net Cash Provided By (Used in)
    Operating Activities:

    Depreciation and Amortization                        87,216         69,654

    Changes in Operating Assets and
      Liabilities:
        Accounts Receivable                               4,637           5940
        Inventory                                       (50,050)       (47,143)
        Deposits                                          2,334            100
    Accounts Payable and Accrued
      Liabilities                                       378,595         17,248
        Customer Deposits                               (16,100)      (152,025)
    Prepaid Expenses and Organization
      Expenses                                          (17,089)       (25,853)
                                                   ============   ============
Net Cash (Used In) Provided By Operating
    Activities                                          133,168        (75,436)
                                                   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                           (36,662)       (20,724)
  Patent Costs                                             (120)       (38,581)
                                                   ------------   ------------
Net Cash Provided By (Used In) Investing
  Activities                                            (36,782)       (59,305)
                                                   ============   ============
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) Notes Payable            (104,445)        (1,431)
                                                   ------------   ------------
Net Cash Provided By (Used In)
  Financing Activities                                 (104,445)        (1,431)
                                                   ============   ============

Net Increase (Decrease) in Cash                          (8,059)     (136,172)

Cash - Beginning of Period                                8,799       215,026
                                                   ------------   ------------
Cash - End of Period                              $         740  $     78,854
                                                   ============   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SMLX TECHNOLOGIES,INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SMLX Technologies, Inc. and its wholly-owned subsidiaries, SMLX Technologies of Florida, Inc., Analyte Diagnostics, Inc. and IRT Management Corp., have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SMLX's annual report on Form 10-KSB filed on April 16, 2001.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that SMLX will continue as a going concern. Since inception, SMLX has experienced significant losses and has been dependent upon loans from stockholders and other third parties, as well as sale of stock, in order to fund operations to date.

On September 24, 2001 SMLX terminated its license agreement with Vector Medical Technologies, Inc. pursuant to which SMLX had licensed to Vector certain of SMLX proprietary technology for transdermal drug delivery. SMLX terminated the license as a result of Vector's failure to make payments in accordance with the terms of the license agreement. In April 2001, SMLX terminated the license agreement with Vector for SMLX's cosmeceutical technology as a result of Vector's failure to make payments in accordance with the terms of the agreement. The income from the Vector license agreement exceeded 90% of SMLX's total revenue and puts SMLX in a very precarious position if it cannot find a suitable partner to re-license the technologies. Since these resources are no longer available to fund operations, Management sold its interest in Automated Health Technologies, Inc. (AHT) for its carried book value of $100,000 as of October 1, 2001. This represented approximately 16% of the total outstanding common stock of AHT.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of SMLX to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consists of $200,143 of finished goods as of September 30, 2001.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 2001:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      69,340
       Lab Equipment                                      412,476
                                                        ---------
       Total Equipment                                    670,622
           Less:  Accumulated  depreciation               380,711
                                                        ---------
       Total Property, Plant and Equipment              $ 289,911


NOTE 5 - NOTES PAYABLE

Interest Expense for the period ended
September 30, 2001, amounted to:                             $  23,075

Interest Expense for the period ended
September 30, 2000, amounted to:                             $  23,221


NOTE 6 - INCOME TAXES

To date SMLX has incurred tax operating losses and therefore has generated no income tax liabilities. As of September 30, 2001, SMLX has generated net tax operating loss carry forwards of approximately $(2,400,000) which are available to offset future taxable income, if any. These loss carry-forwards expire beginning in 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at September 30, 2001:

      Deferred Tax Assets:
         Net Operating Loss Carry forward          816,000

      Valuation Allowance                         (816,000)
                                                  ---------
                                                    - 0 -

NOTE 7 - LEGAL PROCEEDINGS

Americare Diagnostics, Inc., Americare Health Scan, Inc., Americare Transtech, Inc. International Medical Associates, Inc., Joseph P. D'Angelo v. Technical Chemicals and Products, Inc., Jack L. Aronowitz, Simplex Medical Systems, Inc., Analyte Diagnostics, Inc., Henry B. Schur, SMLX Technologies, Inc. Case No. 97-3654-CIV-HUCK (Southern District of Florida, Miami Division). All claims related to this suit were dismissed with prejudice on September 26, 2001, each party to pay its or his own attorney's fees and costs.

During 2000, the government of the United States of America filed a complaint concerning a former product of SMLX, The Simplex Rapid HIV Test Kit, and whether the Kit was manufactured in accordance with good manufacturing practices and received FDA approval and clearances. SMLX, in cooperation with the government, agreed to enter a guilty plea to a FDA violation in the sale of the Kits. SMLX was sentenced on April 30, 2001 to a fine of $150,000 and restitution of $197,500. SMLX paid an initial down payment of $20,000 during March 2001 and is making monthly payments of $10,000.

C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding). SMLX has agreed to pay $82,500 (with no interest) to C&O Trading Corp. to be paid over a twelve-month period beginning July 6, 2001, pursuant to which SMLX is making monthly payments of $6,875. Pursuant to the settlement, all restitution amounts paid by SMLX to the government and received by C&O in connection with the federal case described in the preceding paragraph, will be credited to SMLX and will reduce the corresponding amount owed by SMLX to C&O under the settlement.

Joseph P. D'Angelo, Americare Transtech, Inc., Americare Biologicals, Inc. v. Henry B. Schur, Nicholas O. Levandoski, SMLX Technologies, Case No. 99-010263
(02) (Circuit Court, Broward County). The plaintiff sought $3 million dollars against SMLX. On September 10, 2001, after a trial of the case, a final judgment was entered in favor of SMLX, holding that SMLX owed nothing to the plaintiffs. The plaintiffs have appealed the judgment, and that appeal is currently pending in the appellate court.

John Faro v. Simplex Medical Systems, Inc., Nicholas Levandoski, Henry B.Schur, John Trafton, Debra Ross. Case No. 98-19091 CA (04) (Circuit Court, Miami Dade County). The case alleges breach of a share transfer agreement, securities fraud, and breach of a consulting agreement by SMLX and seeks damages against SMLX in excess of $1 million dollars. The case is pending.

SMLX Technologies, Inc. v. Reuben Hertz, Case No. 99-106538 (13) (Circuit Court, Broward County). The case was voluntary dismissed by SMLX on February 23, 2001. The court awarded attorney's fees against SMLX in the amount of $23,050.00.

SMLX Technologies, Inc. v. H.E. Khunndkar Khalid Ahmed Hossain, and Helvestar, S.A. Case No. 00-01-4209 (09) (Circuit Court, Broward County) SMLX has brought claims against the defendants Hossain and Helvestar for damages based on fraud, misrepresentation and breach of fiduciary duty. The case is pending.

Superior Wholesale Products, Inc. v. Simplex Medical Systems, Inc. Case No. 98-175352 CA (03) (Circuit Court, Miami-Dade County). The plaintiff seeks damages in excess of $15,000.00 against Simplex based on an alleged contract involving an exclusive distributorship agreement in Peru. The case is pending.

Levy, Airan, Brownstein, Shevin, Friedman, Roen & Kelso, LLP v SMLX Technologies, Inc. Case No. 01-23254 CA 09 (Circuit Court, Miami-Dade County). The plaintiff law firm has sued SMLX for $221,249.43 for alleged unpaid legal fees. SMLX denies the claim. The case is pending.

NOTE 8 - SUBSEQUENT EVENT

The Company sold its interest in Automated Health Technologies, Inc. (AHT) for $100,000 on October 1, 2001,


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     This report on Form 10-QSB contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent SMLX's current judgment as to the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include timing of orders and shipments, market acceptance of products, ability to increase level of production, impact of government requisitions, availability of capital to finance growth and general economic conditions.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of SMLX.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000

     During the three months ended September 30, 2001, SMLX had $167,110 in revenue compared to $349,071 in revenue during the corresponding period in 2000. The decrease in revenue resulted from the failure of Vector Medical to make payments on the cosmeceutical license from April 2001 forward and the transdermal license ($75,000 per month) during the month of September. The grace period expired on September 24, 2001 and SMLX is now examining its options as to re-licensing both technologies. This gave SMLX a decrease in revenue of $181,961 for the three months ending September 30, 2001.

Expenses for the three months ended September 30, 2001, were approximately $166,715 less then the corresponding prior year period.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

     During the nine months ended September 30, 2001, SMLX had $781,181 in revenue compared to $1,311,666 in revenue during the corresponding period in 2000. The decrease in revenue was the result of lower sales of airbrators of $239,385 and reduced revenues under a licensing agreement with Vector Medical of approximately $291,100 during 2001, both of which total a decrease in revenue of $530,485 for the nine months ending September 30, 2001.

     Expenses for the nine months ended September 30, 2001, were approximately $146,608 less then the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, SMLX had working capital of approximately $(498,500) compared to approximately $51,537 at September 30, 2000. The decrease is primarily due to lower net income for the nine months.

     As of September 30, 2001, SMLX had no material commitments for capital expenditures.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings:

Americare Diagnostics, Inc., Americare Health Scan, Inc., Americare Transtech, Inc. International Medical Associates, Inc., Joseph P. D'Angelo v. Technical Chemicals and Products, Inc., Jack L. Aronowitz, Simplex Medical Systems, Inc., Analyte Diagnostics, Inc., Henry B. Schur, SMLX Technologies, Inc. Case No. 97-3654-CIV-HUCK (Southern District of Florida, Miami Division). All claims related to this suit were dismissed with prejudice on September 26, 2001, each party to pay its or his own attorney's fees and costs.

Joseph P. D'Angelo, Americare Transtech, Inc., Americare Biologicals, Inc. v. Henry B. Schur, Nicholas O. Levandoski, SMLX Technologies, Case No. 99-010263
(02) (Circuit Court, Broward County). The plaintiff sought $3 million dollars against SMLX. On September 10, 2001, after a trial of the case, a final judgment was entered in favor of SMLX, holding that SMLX owed nothing to the plaintiffs. The plaintiffs have appealed the judgment, and that appeal is currently pending in the appellate court.

Levy, Airan, Brownstein, Shevin, Friedman, Roen & Kelso, LLP v SMLX Technologies, Inc. Case No. 01-23254 CA 09 (Circuit Court, Miami-Dade County). The plaintiff law firm has sued SMLX for $221,249.43 for alleged unpaid legal fees. SMLX denies the claim. The case is pending.

For information on other legal proceedings or material developments in pending legal proceedings, please see SMLX's Form 10-KSB filed on April 16, 2001 and its Forms 10-QSB filed on May 15, 2001 and August 14, 2001, respectively.

Item 2.  Changes in Securities:

     None.

Item 3.  Defaults Upon Senior Securities:

     None.

Item 4.  Submission of Matters to a Vote of Security Holders:

     None.

Item 5.  Other Information:

     None.

Item 6.  Exhibits and Reports on Form 8-K:

     (a) Reports on Form 8-K: November 1, 2001

     (b) Exhibits: Board written consent for sale of Automated Health Technologies, Inc. stock and termination of license agreement with Vector Medical Technologies on transdermal drug delivery.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SMLX TECHNOLOGIES, INC.


Date:  November 12, 2001               /s/ Kenneth H. Robertson
                                      -------------------------------
                                      Kenneth H. Robertson, President


Date:  November 12, 2001               /s/ Joel Marcus
                                      -------------------------------
                                      Joel Marcus, Chief Financial
                                        Officer