Form 10KSB
period 2001-12-31
SMLX TECHNOLOGIES INC
filed 2002-04-16
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $776,519

As of December 31, 2001, 12,004,648 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $130,264

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     SMLX Technologies, Inc. (f/k/a Simplex Medical Systems, Inc.) was formed on June 6, 1996 and was in the development state through December 31, 1997. The year ended December 31, 1998 was the first year during which it was considered an operating company.

     Since inception, SMLX Technologies, Inc. (the "Company") has been engaged in research and development activities. The Company's primary focus has been on the development, acquisition marketing and manufacture of medical diagnostic and dental products. In addition, the Company pursues regulatory clearance and patent protection for many of its products. The Company has patented and proprietary technology in the field of point of use medical and veterinary diagnostics, dental therapeutic devices, pharmaceutical products and consumer products. The Company utilizes outside manufacturing facilities for the production of its products and final packaging to third parties. Within the United States, the Company has received FDA registration on one of its dental products. The Company's major source of revenue during the years ended December 31, 2001 and 2000 was derived from research and development contracts with outside third parties.

     The financial statements include the accounts of the Company's wholly owned subsidiaries, SMLX Technologies of Florida, Inc., Analyte Diagnostics, Inc. and IRT Management Corp. and ARETHREE, Inc. Analyte Diagnostics, Inc. was a predecessor corporation to SMLX Technologies, Inc. which was formed on September 15, 1995. The two companies were merged into SMLX Technologies Inc. on October 31, 1995, with all account balances recorded at cost. At the time the Company had a 1 to 200 reverse stock split. Subsequently, the Company had a 2 for 1 stock split. All share references give effect to the post split plans. IRT Management Corp. was incorporated on January 14, 1997 with the sole purpose of obtaining FDA approval on the Company's products. ARETHREE, Inc. was incorporated on November 7, 2001 to develop and market cosmeceutical and Transdermal technology and products related to them.

     On September 31, 2001, SMLX Technologies of Florida, Inc., Analyte Diagnostics, Inc. and IRT Management Corp. were administratively dissolved and all assets were assigned and delivered to SMLX Technologies, Inc.

VECTOR MEDICAL AGREEMENT

     In April 1999, the Company entered into an Exclusive Licensing Agreement with Vector Medical Technologies, Inc. ("Vector") with regard to the Company's transdermal assets and technologies involving certain drug delivery system products. Vector received a ten year exclusive license for any products sold under this contract in exchange for a royalty of 3% to 4% net revenues. Vector was also required to pay the Company non-refundable advances against future royalties of at least $900,000 per year to be used solely for feasibility studies relating to the technologies to be performed by the Company or its subsidiary. Vector had the right to discontinue the payments and terminate its rights in the event that an adverse reaction to the technologies occurred in patients or if efficacy did not qualify for submission to the FDA for subsequent approval. The agreement was to become null and void, and the license was to terminate without further obligation or liability of either company, in the event that Vector failed to make payments, and did not cure the default upon notice from the Company.

     The Company also granted to Vector a right to purchase the subsidiary or its assets for a four year period at a price ranging from $3.6 to $6.6 million (less amounts paid) depending on the amount of gross sales from the assets during the prior 12 months. The purchase price could be paid all or part in shares of Vector's common stock under certain circumstances if such shares were traded on Nasdaq or the American or New York Stock Exchange. However, Vector was not publicly-held during this period, and recently closed down its executive offices in Boca Raton, Florida.

     On April 1, 2001 Vector defaulted on payments under a separate letter agreement concerning the Company's cosmeceutical assets and on September 24, 2001, Vector defaulted on our Exclusive Licensing Agreement.

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

     The agreement also granted BioStar a 99-year exclusive worldwide license for the commercialization, marketing and production of all of the Company's core products and technology, subject to the Company's valid existing distributorship agreements. In addition, the agreement called for the transfer of the Company's non-core technologies to BioStar which had agreed to purchase them for $2,400,000 payable in monthly installments of $100,000 for 24 months commencing in May 1999. As of December 31, 1999, the Company had received $300,000, which is included in research and development services revenue.

     During 2000, the Company filed suit for damages and to void the joint venture agreement, which suit was titled "SMLX Technologies, Inc. v. H.E. Khundkar Khalid Ahmed Hossain, and Helvestar S.A.", Case No.00-01429 (09) (Circuit Court, Broward County). The Company's suit alleges fraud, misrepresentation, and breach of fiduciary duty based on defendant Hossain's representation as authorized agent of Helvestar, and alleges that defendants induced SMLX, through misrepresentations, to enter into various agreements that constituted a joint venture. As a result, the Company seeks damages and confirmation that the joint venture is null and void. The defendant company has counter-claimed alleging breach of fiduciary duty.

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

             1.  A Transdermal Drug Delivery System, Patent applied for.


             2.  Dental products.

                 (a) Airbrator(R) for polishing, cleaning and abrading teeth (cleared for marketing by FDA and for "CE" mark for marketing in EU).

                 (b) Airbrator(R) for use in cavity preparation (510(k) approved by FDA: cleared for "CE" mark for marketing In
                      EU)

             3.  Equine products in testing.

                 (a)  Bioven - anti-inflammatory drug.

                 (b)  Equine infectious anemia rapid test.

             4. An Intradermal Cosmetic line which is being marketed in the Far East by a distributor and soon to be marketed in the U.S. by infomercial.

     A. DRUG DELIVERY SYSTEMS. On April 13, 1999 the Company entered into an Exclusive Licensing Agreement and Purchase Option Agreement with Vector Medical Technologies, Inc. pursuant to which the Company agreed to transfer to a to-be-formed, wholly-owned subsidiary, all of its proprietary technical know-how, patent applications and other assets related to the technologies for the transdermal delivery of drugs and other natural and synthetic materials, and to grant to Vector an exclusive ten year license to these assets. In return, Vector agreed to pay to the Company non-refundable advances against future royalties of $900,000 per year payable monthly in payments of $75,000. The Company would have received a royalty of 3% to 4% of the net sales derived from the assets transferred, depending on whether or not the assets giving rise to the sales were covered by a patent. Vector would pay the advance royalties for a period of four years subject to the option to purchase the subsidiary. Commencing on April 13, 2000 Vector had the option to purchase the subsidiary and cease paying the advance royalties for a purchase price ranging from $3.6 million to $6.6 million depending on the amount of gross sales attributable to the assets in the preceding twelve-month period. The subsidiary was not formed. During 2001 Vector defaulted on its payments on both the Cosmetic (Intradermal) and Transdermal License Agreement.

     B. DENTAL AIRBRATOR(R). The Company has developed and received patents and FDA approval on a disposable handpiece which attaches to standard air abrasive etching devices used by dentists for tooth bonding procedures. The product effectively abrades the surface of teeth, but has no effect at all on soft tissue. Because it is disposable and there is no need for extensive sterilization procedures; the product expedites the handling of patients.

     During April 1997 the Company received a letter from the FDA stating that the FDA had completed the scientific review portion of the Company's 510(k) premarket notification regarding the Airbrator(R), and the Airbrator(R) was cleared for marketing in the United States for the use of abrading the surface of teeth. Subsequently, in response to the Company's second 510(k) premarket notification regarding the Airbrator(R), the Company was informed that the Airbrator(R) was cleared for use in cavity preparation. The Company's contract manufacturer is currently an FDA registered manufacturing facility.

     C. BIOVEN is an injectable, anti-inflammatory drug which has been tested as a treatment for joint inflammation in horses. These tests were conducted at three sites in Florida. One of the Company's former officers developed BIOVEN after fifteen years of extensive research in the field of immunology. BIOVEN is a result of years of experimentation, evaluation and historical study in the field of peptide use. The BIOVEN mode of action is believed to function by reversing the chemical/immunological imbalances that are present in inflamatory processes.

     D. EQUINE INFECTIOUS ANEMIA RAPID TEST. This is a rapid serum test for equine infectious anemia. It utilizes a procedure that is simpler to run than the other two available tests (the Coggin's test or the ELISA test), and it does not require a trained technician to perform. It can be easily performed at the stables. The Company has completed development of this test and is currently working with a distributor in Brazil which has applied for approval from Brazilian regulatory authorities to market the product in Brazil. The Company has submited this test product to the U.S. Department of Agriculture for their approval. A patent has now been applied for covering this technology.


     RESEARCH AND DEVELOPMENT

     The Company spent $172,397 and $223,858 on research and development of new products during the years ended December 31, 2001 and December 31, 2000, respectively, and it expects to spend about the same amount in the current fiscal year on development of the products described above in addition to others.

MARKET

     The Company is starting to market its Dental Airbrator through distributors on both an exclusive and non-exclusive basis depending on the quantity and territory desired.

     The Company is marketing its cosmeceutical technology through a distribution agreement in the Far East and expects soon to market this technology in the United States by informercial. The company will continue to seek license agreements for its other technologies as they are perfected.

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

     During April 1997 the Company received a letter from the FDA stating that the FDA had completed the scientific review portion of the Company's first 510(k) Premarket Notification regarding the Airbrator(R), and that the Airbrator(R) was released for marketing in the United States for the use of abrading, polishing and cleaning the surface of teeth. Subsequently, in response to the Company's second 510(k) Premarket Notification regarding the Airbrator(R), the Company was informed that the Airbrator(R) was cleared for use in cavity preparation. The Company's contract manufacturer is currently an FDA registered manufacturing facility.

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

     MANUFACTURING

     The Airbrators(R) are manufactured by East Coast Plastics, a contract molding company. These molds and other components are then filled, assembled, packaged and shipped by East Coast Plastics.

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

     MAJOR CUSTOMERS

     During the year ended December 31, 2001, the Company's revenues were primarily derived from one source. Vector Medical paid the Company $718,000 under various agreements, which represented 92% of the Company's revenues.

     As disclosed in the Company's filings with the SEC, we terminated both of our agreements with Vector in 2001 because of non-payment by Vector thereunder.

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

     PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

     The Company owns the rights to U.S. Patent Number 6004191, dated December 21, 1999, which relates to its Airbrator(R) product. The Company has licensed its rights (which license is now in litigation) under this Patent to BioStar, S.A. The Company also owns the rights to U.S. Patent Number 5424219 dated June 13, 1995, which relates to the "Method of Performing Assays for Biomolecules and Solid Supports for Use in Such Methods." The Company has licensed its rights under this Patent to Polyfiltronics, Inc. (See "License Agreement with Polyfiltronics, Inc." below.)

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

     ACQUISITION OF MINORITY INTEREST IN AUTOMATED HEALTH TECHNOLOGIES, INC.

     During May 1998, the Company acquired a 19% interest in Automated Health Technologies, Inc. ("AHT") in exchange for 500,000 shares of the Company's Common Stock. The shares were exchanged pursuant to the terms of a Share Exchange Agreement dated May 20, 1998, between the Company and AHT. The Share Exchange Agreement provides that AHT has the right to require the Company to exchange an additional 1,000,000 shares of Common Stock for all of the remaining outstanding shares of AHT under certain conditions. AHT may exercise this right prior to May 20, 2003, if, at the time of exercise, AHT has a net worth of at least $200,000, no debt other than up to $25,000 in trade payables, and year-to-date positive cash flow. In addition, AHT may exercise this right if it sells the business of its subsidiary - Rx Automation Incorporated, and escrows $1,000,000 from the proceeds of such a sale. In the event that AHT exercises its right, the Company and AHT will in good faith negotiate a merger or other exchange agreement necessary to effect the additional exchange, and file a registration statement on Form S-4 to register the transaction. AHT is a medical services company that processes pharmacy and retail drug store expired drug returns. In September 2001 the Company sold its interest in AHT for $100,000 (its book value) to raise working capital due to the non-payment by Vector on their cosmeceutical Agreement and transdermal license fees.

     EMPLOYEES

     The Company currently has three full-time employees and two part-time employees. The Company is not subject to any collective bargaining agreement and believes that its relationships with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company presently maintains its corporate offices 855 S. Federal Highway, Boca Raton, Florida and its laboratory warehouse facilities at 376 Ansin Boulevard, Hallandale, Florida 33009. The five year lease on Ansin Boulevard facilities commenced April 1, 1998, and requires monthly rental payments of $4,900 plus tax. The Company has the option to renew the lease for five additional years. The Executive offices in Boca Raton require monthly payments of $420 per month without a lease.

ITEM 3.  LEGAL PROCEEDINGS.

     The law suits described below are legal proceedings, either pending or determined in 2001, in which the Company is a party. We are not aware of any other threatened legal proceedings involving the Company.


Joseph P. D'Angelo, Americare Transtech, Inc., American Biologicals, Inc. v. Henry B. Schur, Nicholas G. Levandoski, SMLX Technologies. Case No. 99-010263 (Circuit Court, Broward County). On September 10, 2001, after a trial of the case, a final judgment was entered in favor of the Company holding that the Company owed nothing to the plaintiffs. Plaintiffs have appealed the judgment and that appeal is currently pending.

John Faro v. Simplex Medical Systems, Inc., Nicholas Levandoski, Henry B. Schur, John Trafton, Debra Ross. Case No. 98-19091 CA (04) (Circuit Court, Miami-Dade County). Third amended complaint was filed, and an answer and affirmative defense was filed in response. The complaint alleges breach of share transfer agreement for failure to timely transfer shares of Simplex, securities fraud, breach of consulting agreement, and civil theft (only against Schur, Trafton, and Ross)and tortuous interference (only against Schur, Trafton, and Ross).

SMLX Technologies, Inc. v. Reuben Hertz. Case No. 99-016538 (13) (Circuit Court, Broward County). This claim by the Company was voluntarily dismissed on Feb. 23, 2001. The Court awarded attorney's fees in the amount of $23,050 to be paid by the Company.

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

Superior Wholesale Products, Inc. v. Simplex Medical Systems, Inc., Case No. 98-17352 CA (03) (Circuit Court, Miami-Dade County). The plaintiff filed a complaint alleging breach of contract and interference with business relationships, seeking $2.5 million in damages. The Company denies the allegations of the complaint and filed a counter-claim for interference with business relationships and for defamation. The Company intends to vigorously defend against the action. The case is pending.

Levey, Airan, Brownstein, Shevin, Friedman, Roen & Kelso, LLP V. SMLX Technologies, Inc. Case No. 00-23254 CA 09 (Circuit Court, Miami Dade County) Suit by the plaintiff law firm for alleged unpaid legal fees of $221,249. The Company denies the claim and has filed a counterclaim against the law firm. The case is pending.

Vector Medical Technologies, Inc. V. SMLX Technologies Inc., et al., Case No. CA 02-01381 AJ. The case was recently filed against the Company and the Company has answered its response to the complaint. In its complaint, Vector seeks specific performance, and its claims include a claim for damages in excess of $3.6 million. Vector alleges that the company breached an exclusive License and purchase agreement as described in note 16 to the financial statements of this annual report. The Company denies the allegations. The Company intends to vigorously defend the suit and to assert claims for damages against Vector.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001 .

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

             QUARTER ENDED                 HIGH BID     LOW BID

             March 31, 2000                $1.00        $0.56
             June 30, 2000                 $0.53        $0.34
             September 30, 2000            $0.50        $0.33
             December 31, 2000             $0.19        $0.03

             March 31, 2001                $0.11        $0.06
             June 30, 2001                 $0.04        $0.04
             September 30, 2001            $0.05        $0.05
             December 31, 2001             $0.03        $0.02

     (b) HOLDERS. As of March 30,2001, the Company had approximately 86 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. The Company did not sell any securities that were not registered under the Securities Act of 1933 during the fiscal year ended December 31, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     During the year ended December 31, 2001, the Company had revenue of $776,519 as compared to $1,613,387 in the prior year. The decrease in revenues is a result of less revenue received under the transdermal license agreement and the cosmeceutical agreement. The gross profit margin at 72.8% in 2001 was about the same in 2000.

     Operating expenses during 2001 were $1,133,031 as compared to $1,296,341 in 2000. The decrease was primarily in selling, general and administrative expenses and legal expenses.

     The net loss for 2001 was $625,642 as compared to a net loss of $564,646 during 2000. The increase in the net loss was due to the write down of Airbrator inventory.

     The company, through its subsidiary ARETHREE, INC., entered into a exclusive Distribution agreement with an unrelated company, effective Jan. 1, 2002, granting exclusive rights to sell certain intradermal cosmetics in Japan, Korea, Taiwan, Hong Kong, China, Philippines, Malaysia, Thailand,

Indonesia, Singapore, Australia, and New Zealand. This agreement runs for seven years commencing on Jan. 1, 2002 subject to a minimum annual amount of products to be purchased by the distributor stated in US dollars.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had a working capital deficit of $(809,302) as compared to $(239,886) at December 31, 2000. The increase in the working capital deficit was primarily due to the write down in inventory value, and an increase in accounts payable and accrued expenses.

     The report of the Company's auditors in the financial statements for the year ended December 31, 2001, contains a going concern qualification. Since inception, the Company has experienced losses aggregating $(3,250,856) and has been dependent upon loans from stockholders and other third parties in order to fund operations to date. Management believes that the revenues generated from new licensing, joint venture agreements and either the sale of its transdermal or future loans should provide the Company with sufficient cash flow resources to fund the operations of the Company through the current year.

     The Company, through its subsidiary ARETHREE, entered into a secured revolving demand note with a related party, Robertson & Partners LLC, during January 2002, collateralized by all of the interests of ARETHREE. The total available principal under this note is up to one million dollars and the sums outstanding will accrued interest at a rate of 10% per annum. Interest is payable monthly and the principal balance is payable on demand. Cumulative borrowings through March 22, 2002 related to this note total $133,500.

     The Company currently has no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-20 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

            NAME                 AGE   POSITIONS HELD AND TENURE


Kenneth H. Robertson             66    Chairman & President

Gerald M. Wochna                 59    Vice President, legal counsel
                                       And Director

Joel Marcus                      60    Chief Financial Officer and Director

Sherman O. Jones                 72    Director

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

     The Insurance Committee currently consists of Joel Marcus and Gerald Wochna. The primary functions of the Insurance Committee are to review current insurance policy coverage; to recommend additional coverage and/or additional type of insurance, needed to properly protect the Company's assets; and to recommend changes in organizational structure that will serve to give further protection to the Company's assets.

     Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     KENNETH H. ROBERTSON has been President and chairman of the company since October 1, 2000 and a Director of the Company since August 1998. Mr Robertson was President and CEO of Conference-Call USA, Inc., a successful teleconferencing company which he co-founded in 1987 and sold in December 1996 to Citizens Utilities, Inc. Following the sale, he has continued as CEO of that entity, until his contract expired on Dec. 31, 1999. Mr. Robertson has extensive experience in a diverse range of business activities with special emphasis on sales and financial management. In 1981 he moved to Florida as President and CEO of Alo-Scherer Healthcare (now Scherer Healthcare, Inc.) and held that position until 1983 at which time he resigned and has remained a director of this NASDAQ-listed company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President for the years ended December 31, 2000 & 2001. No executive officer had total annual salary and bonus in excess of $100,000 during such years.

                                  SUMMARY COMPENSATION TABLE

                                                           LONG-TERM COMPENSATION
                                                   -----------------------------------
                           ANNUAL COMPENSATION               AWARDS           PAYOUTS
                          -----------------------  -------------------------- -------
                                                            SECURI-
                                                             TIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION         YEAR   SALARY BONUS  SATION   AWARD(S)(NUMBER)  PAYOUTS  SATION

Colin Jones           2000   $33,333
Former - President    1999   $80,000
                      1998   $57,231

Kenneth H. Robertson  2001   $23,231
 President - Oct.1 *   2000  $15,000
                      1999  $   -0-

* Base annual salary for Kenneth H. Robertson was to be $60,000. Mr. Robertson elected to take common stock in lieu of salary, in amounts of $45,962 and $37,885. Mr. Robertson elected to take his base salary in common stock at $0.10 per share when the stock was selling at $0.03 or lower for the previous 30 days.


OPTIONS GRANTED - no options were granted during 2001


                    AGGREGATE OPTION EXERCISES IN YEAR ENDED
              DECEMBER 31, 2001 AND DECEMBER 31, 2001 OPTION VALUES

                                         SECURITIES UNDER-   VALUE OF UNEXER-
                     SHARES              LYING UNEXERCISED    CISED IN-THE
                    ACQUIRED                   OPTIONS        MONEY OPTIONS/
                       ON                   AT 12/31/01        AT 12/31/01
                    EXERCISE     VALUE      EXERCISABLE/      EXERCISABLE/
    NAME            (NUMBER)    REALIZED   UNEXERCISABLE      UNEXERCISABLE
    ----            --------    --------  ----------------   ----------------
Colin Jones                                300,000
Kenneth H. Robertson  -0-         -0-       50,000 / 0           $0 / $0
Gerald M. Wochna      -0-         -0-       50,000 / 0           $0 / $0
Sherman Jones         -0-         -0-       50,000 / 0           $0 / $0
Joel Marcus           -0-         -0-       50,000 / 0           $0 / $0

EMPLOYMENT AGREEMENTS

     As of Dec. 31, 2001 there were no employment agreements

(1) No bonus pool will be created until there is an audited pre-tax profit.

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

     The Company has outstanding options to purchase a total of 1,351,000 shares of common stock at prices ranging from $0.875 to $3.26 per share under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 2001, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted:

                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ----------------         --------

Henry B. Schur                      1,252,500 (1)            10.2%
376 Ansin Boulevard
Hallandale, FL  33009

Debra L. Ross                       1,252,500 (2)            10.2%
376 Ansin Boulevard
Hallandale, FL  33009

Joel Marcus                           290,000 (4)             2.4%
676 West Prospect Road
Fort Lauderdale, FL  33309

Kenneth H. Robertson                3,294,444 (5)            21.8%
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Gerald M. Wochna                    3,094,444 (6)            21.8%
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Sherman O. Jones                    104,530 (3 & 7)           0.9%
12026 N. 81st Street
Scottsdale, AZ  85206

Software & Healthcare               1,000,000                 8.3%
Technology Fund, LLC
No. 206
855 S. Federal Highway
Boca Raton, FL 33432

Robertson & Partners, LLC           1,600,000                13.2%
855 S. Federal Highway,
Boca Raton, FL 33432

R & P Venture Fund II, LLC            444,444                 3.7%
855 S. Federal Highway
Boca Raton, Fl. 33432

International Technologies            700,000                 5.8%
 Ltd.
c/o William Smith
P.O. Box F-40729
Freeport, Bahamas

All Directors and Executive         5,491,444                 45.7%
Officers as a group(6 Persons)
-----------------------

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

(3) Includes 30,000 shares held directly and 300,000 underlying options held by Mr. Colin Jones the former president.

(4) Includes 90,000 shares held directly and 200,000 shares underlying stock options held by Mr. Marcus.

(5) Represents 50,000 shares underlying options held by Mr. Robertson; 1,600,000 shares held by Robertson & Partners, L.L.C. ("R&P") and
       150,000 shares held by Robertson wife and family members and 1,000,000 shares held by Software & Healthcare Technology Fund, L.L.C.
       444,444 shares held by R&P Venture Fund II, LLC. Mr. Robertson is a majority owner and a manager of Software & Healthcare Tech. Fund, Robertson & Partners LLC. and R&P Venture Fund II. Mr. Robertson therefore has shared voting and shared investment control over the 3,294,444 shares.

(6) Represents 50,000 shares underlying options held by Mr. Wochna;1,600,000 shares held by Robertson & Partners, L.L.C., 1,000,000 shares held by Software & Healthcare Technology Fund, LLC. ("SHTF"), and 444,444 shares held by R&P Venture Fund II, LLC. Mr.Wochna, therefore has shared voting and Investment control over the 3,144,444 shares.

(7) Includes 102,500 shares held directly by Mr. Sherman Jones and 2,000 shares held by Mr. Sherman Jones Wife.

Robertson & Partners L.L.C. ("R&P") is affiliated with the Company in that Kenneth H. Robertson, who is a manager and a majority owner of R&P, is a Director of the Company. Gerald M. Wochna, who is a manager and 20% owner of R&P, is also a Director of the Company. Software & Healthcare Technology Fund, LLC ("SHTF") is managed by R&P and Kenneth H. Robertson is an investor in SHTF & R&P Venture Fund II LLC.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS INVOLVING THE COMPANY

     During the year ended December 31, 1997, the Company entered into several short term notes payable with Joel Marcus, a director of the Company, totaling $294,990, bearing interest at 10% per annum. Joel Marcus subsequently assigned these notes to International Technologies Ltd., a shareholder. As a of December 31, 1997, $284,990 of these notes payable had expired terms. On April 2, 1998, the Company entered into an agreement with International Technologies Ltd. to extend the terms of the notes for a three year period with interest at 10% per annum. These notes will be amortized over the three year period with payments on principal to be made only if the Company records pre-tax earnings in excess of the principal amount due. If an additional extension of time is necessary, this agreement grants an extension until such time as pre-tax profits are sufficient to amortize the loans over the three year period. Interest incurred under these notes totaled $34,170 and $29,499 during the years ended December 31, 1999 and 1998, respectively. On January 1,2001, $14,291 of interest in arrears was converted to loan principle, increasing the balance of these notes payable to $309,281. interest expense incurred in connection with these loans totaled $30,928 for the years ended 2001 and 2000.

     The investment in common stock at Dec.31,2000 represented the Company's investment in 19% of the common stock of a privately held company in 1998. The Company did not exercise any influence over the operating and financial activities of this privately held company. During 2000, the Company reduced the carrying value of this Investment to its net realizable value. The amount of the valuation allowance, $100,000 was reported as other expense in 2000. This stock was sold for $100,000 in October 2001 to provide the Company with working capital after the default of Vector on our technologies.

     The Company, through its subsidiary ARETHREE, entered into a secured revolving demand note with a related partner, Robertson & Partners L.L.C. during January

2002, collateralized by all of the assets of ARETHREE,Inc. The total available principal under this note is up to $1 million and accrues interest at 10% per annum. Interest is payable monthly and the principal balance is payable on demand. Cumulative borrowings through March 22, 2002 related to this note total $133,500.

     During February 2002, pursuant to the terms of the Company's 1997 Stock Option Plan, the Company granted options to purchase 649,000 shares of the Company's common stock at $0.10 per share through February 2007. Also, during February 2002, the Company resolved to issue 838,461 shares of common stock to the active operating officers and directors in satisfaction of accrued salaries in 2001 and reported at $16,770 and included in accrued expenses at December 31, 2001.

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

     Certain provisions of the Stockholders' Agreement, including those related to the preemptive rights and piggyback registration rights terminate on the 90th consecutive day on which the bid price of the Company's Common Stock exceeds $4.00 per share. The remaining provisions will terminate on May 15, 2005.

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

 10.8       Exclusive Licensing Agree-    Incorporated by reference to
            ment with Vector Medical      Exhibit 10.9 to Registrant's
            Technologies, Inc. dated      Annual Report on Form 10-KSB
            April 13, 1999                for the year ended December 31,
                                          1998

 10.9      Joint Venture Agreement        Incorporated by reference to
            with HelveStar, S.A.          Exhibit 10.1 to the Registrant's
                                          Report on Form 8-K dated May 10, 1999.

 21         Subsidiaries of the           Incorporated by reference to
            Registrant                    Exhibit 21 to Registrant's
                                          Form SB-2 Registration Statement
                                          (SEC File No. 333-67087)

 23         Consent of Schmidt, Raines,   Filed herewith electronically
            Trieste, Dickenson & Adams,
            P.L.

(b)  REPORTS ON FORM 8-K,

     The Company filed a report on Form 8-K on November 1, 2001, regarding the termination of its Exclusive Licensing Agreement with Vector Medical Technologies, Inc.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000




                                TABLE OF CONTENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT                      F2

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                       F3 - F4
     CONSOLIDATED STATEMENTS OF OPERATIONS                             F5
     CONSOLIDATED STATEMENTS OF CHANGES
         IN STOCKHOLDERS' EQUITY (DEFICIT)                             F6
     CONSOLIDATED STATEMENTS OF CASH FLOWS                             F7
     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                    F8-F22

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



Board of Directors and Stockholders
SMLX Technologies, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of SMLX Technologies, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMLX Technologies, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $625,642 during the year ended December 31, 2001, and has incurred substantial net losses for each year since its inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                            SCHMIDT, RAINES, TRIESTE,
                            DICKENSON & ADAMS, P. L.

March 22, 2002
Boca Raton, Florida

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                           2001             2000
                                                    --------------  ------------
Current assets:
 Cash                                               $        7,968 $       8,799
 Accounts receivable                                           344         6,164
 Prepaid expenses                                           14,496        17,918
 Inventory                                                  91,105       150,092
                                                     -------------  ------------
  Total current assets                                     113,913       182,973
                                                     -------------  ------------

Equipment and leasehold improvements,
   net of accumulated depreciation of
   2001 $391,520; 2000 $300,199                            282,102       333,762
                                                     -------------  ------------

Other assets:
 Patents and trademarks, net of
  accumulated amortization
  of 2001 $3,988; 2000 $2,479                              145,250       135,914
 Deposits                                                    6,611        10,862
 Other intangible assets, net of
  accumulated amortization                                   - 0 -           276
 Investment in common stock                                  - 0 -       100,000
                                                     -------------  ------------
                                                           151,861       247,052
                                                     -------------  ------------
                                                    $      547,876 $     763,787
                                                     =============  ============



     The accompanying notes are an integral part of these financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        2001                        2000
                                                              -------------------------- ---------------------------
Current liabilities:
 Accounts payable and accrued expenses                       $                  649,586 $                   261,113
 Current portion of notes payable                                               173,629                     145,646
 Customer and other deposits                                                    100,000                      16,100
                                                              -------------------------- ---------------------------
  Total current liabilities                                                     923,215                     422,859
                                                              -------------------------- ---------------------------

Notes payable, net of current portion                                           436,156                     526,781
                                                              -------------------------- ---------------------------

Commitments and contingencies

Stockholders' equity (deficit):
 Common stock, $.0001 par value, 100,000,000 shares
  authorized, 12,004,648 shares issued and outstanding
  at December 31, 2001 and 2000                                                   1,154                       1,154
 Preferred stock, $.0001 par value, 10,000,000 shares
  authorized, no shares issued or outstanding                                     - 0 -                       - 0 -
 Additional paid-in capital                                                   2,438,207                   2,438,207
 Accumulated deficit                                                        (3,250,856)                 (2,625,214)
                                                              -------------------------- ---------------------------
                                                                              (811,495)                   (185,853)
                                                              -------------------------- ---------------------------
                                                             $                 547,876   $                 763,787
                                                              ========================== ===========================






   The accompanying notes are an integral part of these financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                 2001                      2000
                                                                         -------------------       --------------------
Operating revenues:
 Vector - transdermal services                                           $      600,000            $      900,000
 Vector - cosmeceutical technology                                               75,000                   300,000
 Vector - electro-sensor technology                                               - 0 -                    80,800
 Vector - other                                                                  43,000                     - 0 -
 Product sales                                                                   58,519                   332,587
                                                                         -------------------       --------------------
  Total operating revenues                                                      776,519                 1,613,387

Cost of research and development services and product sales:
 Research and development services                                              172,397                   223,858
 Product sales                                                                   38,532                   202,889
                                                                         -------------------       --------------------
  Total cost of research and development services and product sales             210,929                   426,747
                                                                         -------------------       --------------------

Gross profit                                                                    565,590                 1,186,640
                                                                         -------------------       --------------------

Operating expenses:
 Provision for write down of inventory                                          146,580                     - 0 -
 Legal fees                                                                     440,957                   632,698
 Consulting and compliance fees                                                  57,672                    99,204
 Other selling, general and administrative expenses                             394,716                   457,833
 Depreciation and amortization expense                                           93,106                   106,606
                                                                         -------------------       --------------------
  Total operating expenses                                                    1,133,031                 1,296,341
                                                                         -------------------       --------------------

Net loss from operations                                                       (567,441)                 (109,701)

Other income (expense):
 Investment valuation adjustment                                                   - 0 -                 (100,000)
 Loss on disposal of assets                                                        - 0 -                   (1,115)
 Interest expense                                                               (31,374)                  (35,152)
 Attorneys fees awarded to defendant                                            (23,050)                     - 0 -
 Fine and restitution                                                              - 0 -                 (347,500)
 Other income                                                                     6,223                    28,822
 Other expense                                                                  (10,000)                     - 0 -
                                                                         -------------------       --------------------
  Total other income (expense)                                                  (58,201)                 (454,945)
                                                                         -------------------       --------------------

Net loss before income taxes                                                   (625,642)                 (564,646)
Income taxes                                                                       - 0 -                     - 0 -
                                                                         -------------------       --------------------
Net loss                                                                 $     (625,642)           $     (564,646)
                                                                         ===================       ====================

Loss per common share                                                    $        (0.05)           $         (0.05)
                                                                         ===================       =====================
Weighted average number of shares                                            12,004,648                 11,920,210
                                                                         ===================       =====================


   The accompanying notes are an integral part of these financial statements.


                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                      Total


                                               Common stock                                                         Stockholders'
                                        ---------------------------------       Paid-in         Accumulated            Equity
                                            Issued            Amount            Capital           Deficit            (Deficit)
                                        --------------   ----------------  -----------------  -----------------  ------------------

 Balance, December 31, 1999                11,544,648    $        1,154    $      2,450,516   $    (2,060,568)   $        391,102

Shares issued pursuant to a writ
 of mandamus issued by the Circuit
 Court of Miami-Dade County in
 connection with a lawsuit filed
 against the Company                          460,000              - 0 -              - 0 -              - 0 -               - 0 -
Stock issuance costs                            - 0 -              - 0 -            (12,309)             - 0 -            (12,309)
Net loss                                        - 0 -              - 0 -              - 0 -          (564,646)           (564,646)
                                        --------------   ----------------  -----------------  -----------------  ------------------

 Balance, December 31, 2000                12,004,648              1,154          2,438,207        (2,625,214)           (185,853)

Net loss                                        - 0 -              - 0 -              - 0 -          (625,642)           (625,642)
                                        --------------   ----------------  -----------------  -----------------  ------------------

 Balance, December 31, 2001                12,004,648    $         1,154   $      2,438,207   $    (3,250,856)   $       (811,495)
                                        ==============   ================  =================  =================  ==================




   The accompanying notes are an integral part of these financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                      2001                      2000
                                                            ------------------------- --------------------------
OPERATING ACTIVITIES
 Net loss                                                   $     (625,642)           $      (564,646)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                     93,106                    106,606
  Provision for write down of inventory                            146,580                      - 0 -
  Loss on sale of assets                                             - 0 -                      1,115
  Valuation reduction of investment in common stock                  - 0 -                    100,000
  Attorneys fees awarded to defendant                               23,050                      - 0 -
  (Increase) decrease in:
  Accounts receivable                                                5,820                        (93)
  Prepaid expenses                                                   3,422                      5,381
  Inventory                                                        (87,593)                   (20,694)
  Deposits                                                           4,251                     (2,670)
  Increase (decrease) in:
  Accounts payable and accrued expenses                            399,052                    432,740
  Customer and other deposits                                       83,900                   (164,741)
                                                            ------------------------- --------------------------
 Net cash provided by (used in) operating activities                45,946                   (107,002)
                                                            ------------------------- --------------------------

INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                                  - 0 -                      2,840
 Proceeds from sale of investment in common stock                  100,000                      - 0 -
 Acquisition of fixed assets and patents                           (50,506)                   (72,843)

                                                            ------------------------- --------------------------
 Net cash provided by (used in) investing activities                49,494                    (70,003)
                                                            ------------------------- --------------------------

FINANCING ACTIVITIES
 Payments for stock issuance costs                                   - 0 -                    (12,309)
 Payments on notes payable                                         (96,271)                   (16,913)
                                                            ------------------------- --------------------------
 Net cash used in financing activities                             (96,271)                   (29,222)
                                                            ------------------------- --------------------------

Net decrease in cash                                                  (831)                  (206,227)

Cash - beginning of year                                             8,799                    215,026
                                                            ------------------------- --------------------------
Cash - end of year                                          $        7,968            $         8,799
                                                            ========================= ==========================


   The accompanying notes are an integral part of these financial statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

          SMLX Technologies, Inc. (f/k/a Simplex Medical Systems, Inc.) was formed on June 6, 1995 and was in the development stage through December 31, 1997. The year ended December 31, 1998 was the first year during which it was considered an operating company.

          Since inception, SMLX Technologies, Inc. (the "Company") has been engaged in research and development activities. The Company's primary focus has been on the development, acquisition, marketing and manufacture of medical diagnostic and dental products. In addition, the Company pursues regulatory clearance and patent protection for many of its products. The Company has patented and proprietary technology in the fields of point of use medical and veterinary diagnostics, dental therapeutic devices, pharmaceutical products and consumer products. The Company utilizes outside manufacturing facilities for the production of its products and final packaging to third parties. Within the United States, the Company has received FDA registration on one of its dental products. The Company's major source of revenue during the years ended December 31, 2001 and 2000 was derived from research and development contracts with outside third parties.

          The financial statements include the accounts of the Company's wholly owned subsidiaries, SMLX Technologies of Florida, Inc., Analyte Diagnostics, Inc. and IRT Management Corp. and ARETHREE, Inc. Analyte Diagnostics, Inc. was a predecessor corporation to SMLX Technologies, Inc. which was formed on September 15, 1995. The two companies were merged into SMLX Technologies, Inc., on October 31, 1995, with all account balances recorded at cost. At the time, the Company had a 1 to 200 reverse stock split. Subsequently, the Company had a 2 for 1 stock split. All share references give effect to the post split plans. IRT Management Corp. was incorporated on January 14, 1997 with the sole purpose of obtaining FDA approval on the Company's products. ARETHREE, Inc. was incorporated on November 7, 2001 to develop and market cosmeceutical and transdermal technology and products related to them.

          On September 21, 2001, SMLX Technologies of Florida, Inc., Analyte Diagnostics, Inc. and IRT Management Corp. were administratively dissolved and all assets were assigned and delivered to SMLX Technologies, Inc.

     Summary of Significant Accounting Policies

       Principles of  Consolidation

          The consolidated financial statements include the accounts of SMLX Technologies, Inc., and its wholly owned subsidiaries SMLX Technologies of Florida, Inc., Analyte Diagnostics, Inc., IRT Management Corp. and ARETHREE, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Accounts Receivable

          No allowance for doubtful accounts is provided, as all receivables are considered collectible.

       Inventory

          Inventory consists of finished goods and raw materials as of December 31, 2001 and 2000 and is stated at the lower of cost (first-in, first-out method) or market.

       Equipment

          Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged against operations as incurred.

       Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Advertising Costs

          Advertising costs are charged to operations when incurred. Advertising expense incurred during the years ended December 31, 2001 and 2000 totaled $15,565 and $880, respectively.

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

          Net loss per share is computed on the basis of the weighted average number of shares actually outstanding during the years ended December 31, 2001 and 2000. Options to purchase 1,351,000 shares of common stock during the years ended December 31, 2001 and 2000, were not included in computing net loss per share because the effect of such inclusion would be to decrease the reported net loss per share.

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

     Management believes that income generated from the sale of cosmeceutical products and dental and industrial air abrasion devices will provide sufficient cash flow resources to fund the operations of the Company. In the event that sufficient cash flow is not provided by such sales, management believes that the Company's agreement to borrow funds through ARETHREE, Inc. from a related party (Robertson & Partners, LLC), as described at Note 18 will provide the additional required cash flow resources to fund the operations of the Company.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORIES

     Inventories, which consist of finished goods and raw materials, total $91,105 and $150,092 at December 31, 2001 and 2000, respectively. Inventories at December 31, 2001 reflect a valuation allowance of $146,500, which reduces certain inventories to their estimated net realizable values. There was no valuation allowance at December 31, 2000. It is at least reasonably possible that, based on management's evaluations of the net realizable value of inventory, the Company's estimated inventory valuation allowance could change in 2002 and future years.

NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consists of the following at December 31, 2001 and 2000:

                                           Useful Life
                                           (in Years)             2001               2000
                                         ----------------   -----------------  -----------------
        Computer equipment                      5           $       41,881     $       39,536
        Office furniture and equipment         5-7                  21,680             21,680
        Shop equipment                         5-7                 276,821            273,805
        Computer software                       3                    5,779              5,779
        Molds                                   5                  138,655            104,355
        Leasehold improvements                  9                  188,806            188,806
                                                            -----------------  -----------------

                                                                   673,622            633,961

        Less: accumulated depreciation                            (391,520)          (300,199)
                                                            -----------------  -----------------

                                                            $      282,102     $      333,762
                                                            =================  =================

     Depreciation expense totaled $91,321 and $104,558 for the years ended December 31, 2001 and 2000, respectively.

NOTE 5 - INVESTMENT IN COMMON STOCK

     Investment in common stock at December 31, 2000 represented the Company's investment in 19% of the common stock of a privately held company in May 1998. The Company did not exercise significant influence over the operating and financial activities of this privately held company. During 2000, the Company reduced the carrying value of this investment to its estimated net realizable value. The amount of the valuation allowance, $100,000, is reported as other expense in 2000. During 2001 the Company sold its entire interest in the privately held company to a relative of the President and Director of the Company for $100,000 to provide working capital subsequent to Vector's default and non-payment of royalties related to the agreement described in Note 16.

NOTE 6 - NOTES PAYABLE

     During the year ended December 31, 1997, the Company entered into several short term notes payable with a director/shareholder totaling $294,990, bearing interest at 10% per annum. These notes were subsequently assigned to another shareholder. On April 2, 1998, the Company entered into an agreement with the shareholder to extend the terms of the notes for a three year period with interest at 10% per annum. These notes shall be amortized over the three year period with payments on principal to be made only if the Company records pre-tax earnings in excess of the principal amount due. If an additional extension of time is necessary, this agreement grants an extension until such a time as pre-tax profits are sufficient to amortize the loans over the three year period. On January 1, 2000, $14,291 of accrued interest was converted to loan principal, increasing the balance of these notes payable to $309,281. Due to the fact that the Company does not anticipate pre-tax earnings sufficient to require repayment of these loans in the year 2002, these notes payable have been classified as long-term debt as of December 31, 2001.

     The Company, in cooperation with the government, agreed to enter a guilty plea to an FDA violation related to a former product of the Company. The Company was sentenced on April 30, 2001 to a fine of $150,000 and restitution of $197,500. Through December 31, 2001, the Company has paid $60,000 to the U.S. Clerk of Court related to these amounts. Additionally, the case styled the C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding) was settled during 2001 for $82,500 to be paid in monthly installments of $6,875. Payments to C&O under this settlement offset the $72,500 restitution due to C&O under the plea agreement. The difference of $10,000 is included in other expenses for the year ended December 31, 2001. Through December 31, 2001, the Company has paid $20,625 to C&O under this settlement. At December 31, 2000, $347,500 was included as accrued fine and restitution. The Company has retroactively reclassified the presentation of this amount as notes payable in the Consolidated Balance Sheet for the year ended December 31, 2000 to conform to the classification adopted for the year ended December 31, 2001.

     Notes payable as of December 31, 2001 and 2000 consisted of the following:


                                                                    2001                2000
                                                            ------------------   -------------------
         Notes payable, shareholder, interest
         payable at 10% per annum, payable as
         described above and in Note 9.                       $    309,281         $    309,281

         Notes payable, U.S. Clerk of Court and
         C&O Trading Corp., payable as described above.            276,875              347,500

         Note payable, to an individual,
         representing  attorney's fees plus
         interest related to SMLX Technologies,
         Inc. v. Reuben Hertz, Case No. 99-016538
         (13) (Circuit Court, Broward County)
         voluntarily dismissed by the Company,
         payable in monthly installments of
         $5,000, final payment due May 31, 2002.                    23,629                - 0 -

         Note payable, third party, due in
         monthly payments of $1,648, including
         interest which is calculated at 11.46%
         per annum, final payment due October,
         2001; collateralized by equipment.                         - 0 -                15,646
                                                            ------------------   -------------------

                                                                   609,785              672,427

         Less: current maturities                                 (173,629)            (145,646)
                                                            ------------------   -------------------

                                                           $       436,156      $       526,781
                                                            ==================   ===================


     Aggregate annual maturities of the notes payable at December 31, 2001 are as follows:

         During the year ending
         December 31,
         -------------------------

                   2002                       $   173,629
                   2003                           429,281
                   2004                             6,875
                                               ------------

                                              $   609,785
                                               ============

     Interest expense totaled $31,374 and $35,152 during the years ended December 31, 2001 and 2000, respectively.

NOTE 7 - CUSTOMER AND OTHER DEPOSITS

     Included in customer and other deposits at December 31, 2001 is $100,000 received from a customer as a deposit towards the future sale of cosmeceutical products.

     Included in customer and other deposits at December 31, 2000 was $16,100 received from an individual as a deposit on stock to be issued at $1.00 per share. During 2001, $10,000 was refunded to the individual. The additional $6,100 is reported as other income during 2001.

NOTE 8 - LEASES

     The Company is currently renting office and warehouse space in Hallandale, Florida pursuant to a five-year lease agreement which began April 1, 1998. This five-year lease agreement requires monthly rental payments of approximately $5,030, including sales tax. The rental payment amount is subject to annual increase. The Company has the option at the end of the lease term to renew the lease for an additional five years.

     Minimum annual rental payments are as follows:

                 During the year ending
                 December 31,
                 --------------------------

                          2002                         $    60,360
                          2003                              15,090
                                                        ------------

                                                       $    75,450
                                                        ============

     Rent expense for the years ended December 31, 2001 and December 31, 2000 totaled $67,280 and $55,832 respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

     Notes Payable

          A director and shareholder loaned the Company a total of $294,990 at various times during the year ended December 31, 1997. These notes were subsequently assigned to another shareholder of the Company. On January 1, 2000, $14,291 of interest in arrears was converted to loan principal, increasing the balance of these notes payable to $309,281. These notes were outstanding as of December 31, 2001 and 2000 and are discussed in Note 6. Interest expense incurred in connection with these loans totaled $30,928 for the years ended December 31, 2001 and 2000. Approximately $20,580 of interest due related to these loans is included in accounts payable at December 31, 2001. No interest was due related to these loans at December 31, 2000.

     Sale of Investment in Common Stock

          As described in Note 5, the Company sold its interest in the common stock of a privately held company to a relative of the President and Director of the Company to provide working capital subsequent to Vector's default and non-payment of royalties related to the agreement described in Note 16.

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

     Revenue

          During the year ended December 31, 2000, the Company received $306,355 from its affiliate, BioStar, S.A. for product sales. This represents approximately 19% of the Company's total revenue during the year ended December 31, 2000. As discussed in Note 15, the Company filed suit for damages and to void the joint venture agreement that outlined the formation and capitalization of BioStar, to be funded by HelveStar, S.A. who was to own sixty percent, with the Company owning forty percent.

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION

     As of December 31, 2001, capitalized patent costs totaling $5,115 were included in accounts payable.

     During the years ended December 31, 2001 and 2000 cash paid by the Company for interest totaled $10,208 and $37,570, respectively.

     During the year ended December 31, 2000, accrued interest totaling $14,291 was converted to loan principal.

     At December 31, 2000, stock issuance costs and capitalized patent costs totaling $253 and $1,330, respectively, were included in accounts payable.

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

NOTE 12 - STOCK OPTIONS

     In August 1997, the Board of Directors granted certain employees, directors and consultants of the Company stock options pursuant to the Company's 1997 Stock Option Plan. A total of 2,000,000 shares of the Company's stock have been reserved for the options to be granted under this plan. Eligible participants include any employee, officer, director or consultant that the Board of Directors, in its sole discretion, designates is eligible to participate in this Plan. The option exercise price is stated on the option grant and shall not be less than 100% of the fair market value of the shares on the date of the grant or the par value, whichever is greater. Unless otherwise stated on the option, each option is exercisable for ten years. As of December 31, 2001, the options granted under this plan totaled 1,350,000 shares exercisable between August 27, 2002 and May 26, 2004 at prices ranging from $0.88 to $3.26 per share.

     In addition to the options outstanding under the Company's 1997 Stock Option Plan, during October 1998, the Company granted an option to purchase 1,000 shares of the Company's common stock at $1.50 per share through October 2, 2003.

     The following summarizes the status of the Company's stock options for the years ended December 31, 2001 and 2000:

                                                               Weighted-Average
                                                  Shares        Exercise Price
                                               -------------   ----------------
         Outstanding at January 1, 2000          1,301,000         $1.49
         Granted and exercisable                    50,000         $0.88
         Exercised                                   - 0 -
         Forfeited                                   - 0 -
                                               -------------   ----------------

         Outstanding at December 31, 2000        1,351,000         $1.46
         Granted and exercisable                     - 0 -
         Exercised                                   - 0 -
         Forfeited                                   - 0 -
                                               -------------   ----------------

         Outstanding at December 31, 2001        1,351,000         $1.46
                                               =============   ================


     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to stock options. The weighted average fair value of options granted during the year ended December 31, 2000 was $0.09. This value was computed using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; expected volatility of 277% and 299% for the years ended December 31, 2001 and 2000, respectively; and a risk free interest rate of 6%. No stock options were granted during the year ended December 31, 2001. Had compensation cost for the Company's stock options granted during 2000 been determined based on the fair value at the grant dates consistent with the method of FASB No. 123, "Accounting for Stock-Based Compensation", the Company's net loss for the year ended December 31, 2000 would have been $569,216 ($0.05 per share).

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

NOTE 13 - INCOME TAXES

     The Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of December 31, 2001, the Company has generated net tax operating loss carryforwards totaling approximately $2,750,000, which are available to offset future taxable income, if any. These loss carryforwards expire beginning in 2010. Due to limitations on the utilization of loss carryforwards resulting from ownership changes and separate return limitations and the uncertainty that the Company and its subsidiaries will be able to utilize the net operating losses, a 100% valuation allowance has been recorded against the associated deferred tax assets.

     The following summarizes the components of the net deferred tax asset at December 31, 2001 and 2000:

                                                2001                1999
                                          -----------------   -----------------
            Deferred tax assets:
                 Net operating loss      $      935,000      $      740,000
                 carryforward
                 Valuation allowance           (935,000)           (740,000)
                                                              -----------------

            Net deferred tax asset       $        - 0 -      $        - 0 -
                                          =================   =================

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT)

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

     Share Exchange Agreement

         In connection with a Share Exchange Agreement dated May 20, 1998, the Company acquired a 19% interest in Automated Health Technologies, Inc. ("AHT"), a privately held company, in exchange for 500,000 shares of the Company's common stock. This agreement gives AHT shareholders a five year put option on an additional 1,000,000 shares of the Company's common stock in exchange for the remaining 81% of AHT's common stock under certain conditions as outlined in the agreement. The Company sold 100% of its investment in AHT during 2001.

NOTE 15 - LEGAL PROCEEDINGS

     Americare Diagnostics, Inc., Americare Health Scan, Inc., Americare Transtech, Inc. International Medical Associates, Inc., Joseph P. D'Angelo
     v. Technical Chemicals and Products, Inc., Jack L. Aronowitz, Simplex Medical Systems, Inc., Analyte Diagnostics, Inc., Henry B. Schur, SMLX Technologies, Inc. Case No. 97-3654-CIV-HUCK (Southern District of Florida, Miami Division). All claims against SMLX, Simplex and Analyte related to this suit were dismissed with prejudice on September 26, 2001, with each party to pay its own attorney's fees and costs.

     C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding). The case was settled for $82,500 to be paid in monthly installments of $6,875 per month. Through December 31, 2001, the Company has paid $20,625 to C&O under this settlement. Pursuant to settlement, all restitution amounts paid by the Company to the government and received by C&O in connection with United States v. SMLX Technologies, Inc., detailed below, will be credited to SMLX and will reduce the corresponding amount owed to C&O in respect of this proceeding.

     United States v. SMLX Technologies, Inc., Case No. 00-6328-Cr-Ferguson (Southern District Court of Florida). During 2000, the government of the United States of America filed a complaint concerning a former product of the Company, The Simplex Rapid HIV Test Kit, and whether the Kit was manufactured in accordance with good manufacturing practices and received FDA approval and clearances. The Company, in cooperation with the government, agreed to enter a guilty plea to an FDA violation in the sale of the Kits. The Company was sentenced on April, 30, 2001 to a fine of $150,000 and restitution of $197,500 and a probation period of 5 years. The settlement requires monthly payments of $10,000 to the U.S. Clerk of Court related to these amounts. The most recent payment to the U.S. Clerk of Court was paid on September 25, 2001. The judgement states that the probation officer may on the basis of the corporation's financial status, and with Court approval, adjust the schedule of payments to reduce or accelerate payments of restitution and fines. Although formal approval has not been received through December 31, 2001, management believes that the payment schedule may be adjusted to reduce or temporarily suspend the monthly payments currently due under the agreement. Additionally, the Company is required to obtain permission from the probation officer to incur additional debt. During 2002, the Company borrowed funds from a related party as described at Note 18. Formal approval from the probation officer is pending.

     The amounts paid to C&O pursuant to the settlement reached in the case C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding) as discussed above, will offset restitution due to C&O.

     Joseph P. D'Angelo, Americare Transtech, Inc., Americare Biologicals, Inc.
     v. Henry B. Schur, Nicholas G. Levandoski, SMLX Technologies, Case No. 99-010263 (02) (Circuit Court, Broward County). On September 10, 2001, after a trial of the case, a final judgment was entered in favor of the Company, holding that the Company owed nothing to plaintiffs. The plaintiffs have appealed the judgement, and that appeal is currently pending.

     John Faro v. Simplex Medical Systems, Inc., Nicholas Levandoski, Henry B. Schur, John Trafton, Debra Ross, Case No. 98-19091 CA (04) (Circuit Court, Miami-Dade County). Complaint alleges breach of share transfer agreement for failure to timely transfer shares of Simplex, securities fraud, breach of consulting agreement, and civil theft (only against Schur, Trafton, and Ross) and tortuous interference (only against Schur, Trafton, and Ross). Shares have been put into escrow awaiting outcome of claim. Plaintiff seeks damages against the Company in excess of $1 million.

     SMLX Technologies, Inc. v. Reuben Hertz, Case No. 99-016538 (13) (Circuit Court, Broward County). This claim by the Company was voluntarily dismissed on February 23, 2001. The court awarded attorney's fees in the amount of $23,050 to be paid by the Company.

     Superior Wholesale Products, Inc. v. Simplex Medical Systems, Inc., Case No. 98-17352 CA (03) (Circuit Court, Miami-Dade County). The plaintiff filed a complaint alleging breach of contract and interference with business relationships, seeking $2.5 million in damages. The Company denies the allegations of the complaint and has filed a counter-claim for interference with business relationships and for defamation. The Company intends to vigorously defend against the action. The case is pending.

     SMLX Technologies, Inc. v. H.E. Khundkar Khalid Ahmed Hossain, and Helvestar S.A., Case No. 00-01429 (09) (Circuit Court, Broward County). Suit by the Company against the defendants for fraud, misrepresentation, and breach of fiduciary duty based on defendant Hossain's representation as authorized agent of Helvestar, and alleges that defendants induced the Company, through misrepresentations, to enter into various agreements that constituted a joint venture. The agreement outlined the formation and capitalization of BioStar, S.A. for the purposes of commercializing, manufacturing, developing, marketing and selling the Company's present and future technologies and products. BioStar was to be funded by HelveStar who was to own sixty percent, with the Company owning forty percent. Upon the execution of this agreement, the Company granted HelveStar a stock option for 900,000 shares of the Company's stock at an exercise price of $1.58 per share. Within 24 months of the execution of this agreement, HelveStar had the right to purchase a total of 2,250,000 shares of the Company's stock. The purchase price of the shares on the date of purchase was to have been equal to 50% of the closing price of the Company's stock on the latest price trading date on which at least 5,000 shares were traded. This right to purchase these 2,250,000 shares, in accordance with this agreement expired during May 2001. The Company seeks damages and confirmation that the joint venture is null and void. The defendant company has counter-claimed alleging breach of fiduciary duty. The case is pending.

     Levey, Airan, Brownstein, Shevin, Friedman, Roen & Kelso, LLP v. SMLX Technologies, Inc. Case No. 00-23254 CA 09 (Circuit Court, Miami Dade County). Suit by the plaintiff law firm for alleged unpaid legal fees of $221,249. The Company denies the claim and has filed a counterclaim against the law firm. The case is pending.

     Vector Medical Technologies, Inc. v. SMLX Technologies of Florida, Inc., et al., Case No. Ca 02-01381 AJ. The case was recently filed against the Company and the Company is preparing its response to the complaint. In its complaint, Vector seeks specific performance, and it claims include a claim for damages in excess of $3.6 million. Vector alleges that the Company breached an exclusive license and purchase option agreement as described in
     Note 16. The Company denies the allegations. The Company intends to vigorously defend the suit and to assert claims for damages against Vector.

NOTE 16 - CUSTOMER CONCENTRATION AND TERMINATION OF LICENSE AGREEMENT

     On April 13, 1999, the Company entered into an exclusive licensing agreement with Vector Medical Technologies, Inc. ("Vector"). This agreement granted Vector exclusive license, subject to the payment of royalties, to certain transdermal drug delivery systems, including intangible and tangible assets. In exchange for this exclusive license, Vector had agreed to pay the Company royalties as follows: 4% of its net sales or other net revenues derived from assets in which the Company holds the patent; and 3% of its net sales or other net revenues derived from the portion of assets that are not covered by a patent held by the Company. These royalty payments were due quarterly within 45 days from the end of each calendar quarter for which royalties were payable. Vector also agreed to pay the Company non-refundable advances against future royalties for a period of four years from the date of the agreement. These payments were to amount to at least $900,000 per year, payable in monthly installments of at least $75,000. The Company terminated its license agreement with Vector because of Vector's failure to make the license payment when due, including a grace period that expired on September 24, 2001. During 2001 and 2000, the Company received $600,000 and $900,000, in connection with this agreement, which is included in revenue for the years ended December 31, 2001 and 2000, respectively. Revenue from this contract comprised approximately 82% and 56% of the Company's total revenues for the years ended December 31, 2001 and 2000, respectively.

     Also, during 2001, the Company terminated a separate letter agreement with Vector for the Company's proprietary technologies used in cosmeceutical products, also because of non-payment of royalties. During 2001 and 2000, the Company received $75,000 and $300,000, in connection with this agreement, which is included in revenue for the years ended December 31, 2001 and 2000, respectively. Revenue from this contract comprised approximately 10% and 19% of the Company's total revenues for the years ended December 31, 2001 and 2000, respectively.

NOTE 17 - VENDOR CONCENTRATION

     Two major vendors represented approximately 55% ($35,700) and 38% ($25,741), respectively, of the Company's total purchases of inventory during the year ended December 31, 2001. The Company believes that most components used in the manufacture of its current and proposed products are currently available from numerous suppliers located in the United States, Europe and Asia. However, certain components are available only from a limited number of suppliers. Although the Company believes that it will not encounter difficulties in obtaining these components, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components.

NOTE 18 - SUBSEQUENT EVENTS

     The Company, through its subsidiary ARETHREE, entered into an exclusive distribution agreement with an unrelated company, effective January 1, 2002, granting exclusive rights to sell certain intradermal cosmetics in Japan, Korea, Taiwan, Hong Kong, China, Philippines, Malaysia, Thailand, Indonesia, Singapore, Australia and New Zealand. This agreement encompasses a period of seven years commencing on January 1, 2002, subject to annual renewal thereafter, and includes a minimum annual amount of products to be purchased by this unrelated company stated in U.S. dollars. Purchase orders are to be placed sufficiently in advance for ARETHREE to meet the required delivery date.

     The Company, through its subsidiary ARETHREE, entered into a secured revolving demand note with a related party, Robertson & Partners, LLC, during January 2002, collateralized by all of the assets of ARETHREE. The total available principal under this note is up to $1 million and accrues interest at 10% per annum. Interest is payable monthly and the principal balance is payable on demand. Cumulative borrowings through March 22, 2002 related to this note total $133,500.

     ARETHREE is in the process of obtaining formal approval to borrow up to $1 million.

     During February 2002, pursuant to the terms of the Company's 1997 Stock Option Plan, the Company granted options to purchase 649,000 shares of the Company's common stock at $0.10 per share through February 2007.

     Also, during February 2002, the active operating officers elected to accept 838,461 shares of common stock, valued at approximately $16,770, in lieu and satisfaction of base compensation of $83,846.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2002                    SMLX TECHNOLOGIES, INC.


                                     By:/s/Kenneth H. Robertson
                                        -------------------------------
                                        Kenneth H. Robertson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                   DATE




 /s/ Kenneth H. Robertson      President & Director           April 12, 2002
Kenneth H. Robertson



/s/ Gerald M. Wochna           Vice President & Sect.         April 12, 2002
Gerald M. Wochna



/s/ Joel Marcus                Chief Financial Officer and    April 12, 2002
Joel Marcus                    Director



/s/ Sherman O. Jones           Director                       April 12, 2002
Sherman O. Jones

EX-23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We hereby consent to the incorporation of our report dated March 22, 2002, in the Annual Report on Form 10-KSB of SMLX Technologies, Inc. for the fiscal year ended December 31, 2001.

                                   /s/ Schmidt & Co.

                                   SCHMIDT, RAINES, TRIESTE,
                                   DICKENSON & ADAMS, P.L.

Boca Raton, Florida
April 5, 2002