Form 10QSB
period 2002-03-31
SMLX TECHNOLOGIES INC
filed 2002-05-15
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002


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

                             Yes [ X ]   No [   ]


There were 12,004,648 shares of the Registrant's Common Stock outstanding as of March 31, 2002.

INDEX

                                                                        Page No.
Part I: Financial Information
         Item 1. Financial Statements:

                  Unaudited Consolidated Balance Sheets - as of
                  March 31, 2002 and March 31, 2001.....................   3-4

                  Unaudited Consolidated Statements of Operations, Three
                  Months Ended March 31, 2002 and March 31, 2001........     5

                  Unaudited Consolidated Statement of Cash Flows, Three
                  Months Ended March 31, 2002 and March 31, 2001........     6

                  Notes to Consolidated Financial Statements............  7-10

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.......... 10-12

Part II: Other Information

         Item 1.  Legal Proceedings.....................................    13

         Item 2.  Change in Securities..................................    13

         Item 3.  Defaults Upon Senior Securities.......................    13

         Item 4.  Submission of Matters to a Vote
                  of Security Holders...................................    13

         Item 5.  Other Information.....................................    13

         Item 6.  Exhibits and Reports on Form 8-K......................    13

Signatures .............................................................    14

                          PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               3/31/2002           3/31/2001
                                                           -----------------   -----------------
                                   ASSETS

CURRENT ASSETS
  Cash                                                    $           11,095  $           36,842
  Accounts Receivable (Net of allowance for
      uncollectible accounts of $-0- AND $-0- for
      03/31/02 and 03/31/01, respectively)                             1,512               2,400
  Inventory                                                          272,557             178,441
  Inventory Valuation Allowance                                    (146,580)                   -
  Prepaid Expenses                                                    22,501              26,287
                                                           -----------------   -----------------

Total Current Assets                                                 161,085             243,970
                                                           -----------------   -----------------

Property, Plant and Equipment, at cost(Net of
    accumulated depreciation and amortization of
    $414,615 and $325,739 on 03/31/02 and
    03/31/01, respectively)                                          259,007             341,867

OTHER ASSETS

    Deposits                                                           6,611               7,862
    Other Intangible Assets, net                                         -0-                 216
    Patents and Trademarks (Net of accumulated
      amortization of $5,953 and $4,699 on 3/31/02
      on 03/31/01, respectively)                                     154,502             133,813
    Investment in Common Stock                                           -0-             100,000
    Other Assets                                                           -                   -
                                                           -----------------   -----------------

Total Assets                                              $          581,205  $          827,728
                                                           =================   =================



        The accompanying notes are an integral part of these consolidated financial statements.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                               3/31/2002           3/31/2001
                                                           -----------------   -----------------
LIABILITIES

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                $          732,675             569,408
  Current Portion of Notes Payable                                   342,129              10,406
  Customer Deposits                                                  129,000                 -0-
                                                           -----------------   -----------------
Total Current Liabilities                                          1,203,804             579,814
                                                           -----------------   -----------------

LONG-TERM DEBT
  Notes Payable, Net of Current Portion                              406,156             506,781
                                                           -----------------   -----------------

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001,
     Authorized 100,000,000 Shares, Issued
     and Outstanding 12,843,109* Shares on
     03/31/02 and 12,004,648 on 03/31/01)                              1,238               1,154
  Preferred Stock (Par Value $.0001,
     Authorized 10,000,000 Shares, No
     Shares Issued and Outstanding)                                        -                   -
  Additional Paid-In Capital                                       2,454,893           2,438,207
  Deficit Accumulated                                            (3,484,886)         (2,698,228)
                                                           -----------------   -----------------
Total Stockholders' Equity                                       (1,028,755)           (258,867)
                                                           -----------------   -----------------

Total Liabilities and Stockholders' Equity                $          581,205             827,728
                                                           =================   =================




* The Company has presented information based on 12,843,109 shares issued and outstanding as of March 31, 2002 as a result of the Company's agreement with Kenneth Robertson and Gerald Wochna to make payments owed to these individuals in the Company's stock. However, as of the date of this report on Form 10-QSB, the 838,461 shares covered by this agreement have not actually been issued to Mr. Robertson or Mr. Wochna. The Company has provided the above information to more accurately reflect the fiscal impact of this agreement.





     The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                               3/31/2002          3/31/2001
                                                           -----------------   -----------------

OPERATING REVENUE
  VECTOR TRANSDERMAL TECHNOLOGY                           $              -0-  $          225,000
  VECTOR COSMECEUTICAL TECHNOLOGY                                        -0-              75,000
  R3 SALES                                                            71,000                   -
  AIRRBRATOR SALES                                                     3,058              32,348
  OTHER                                                                                   43,140

                                                           -----------------   -----------------
      TOTAL OPERATING REVENUES                                        74,058             375,488

COST OF GOODS SOLD                                                    53,007              73,184
                                                           -----------------   -----------------

GROSS PROFIT                                                          21,051             302,304
                                                           =================   =================

OPERATING EXPENSES
  LEGAL FEES                                                          53,555             151,456
  SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                           168,951             216,227

                                                           -----------------   -----------------
TOTAL OPERATING EXPENSES                                             222,506             367,683
                                                           -----------------   -----------------

OPERATING PROFIT (LOSS)                                            (201,455)            (65,379)
                                                           -----------------   -----------------

OTHER INCOME                                                               -                   -
DEPRECIATION/AMORTIZATION                                           (23,470)
INTEREST EXPENSE                                                     (9,105)             (7,635)
                                                           -----------------   -----------------

NET PROFIT (LOSS)                                                  (234,030)            (73,014)
                                                           =================   =================

NET (LOSS) PER SHARE                                                 (0.018)             (0.006)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    12,843,109*          12,004,648





      * Please see the note to the Consolidated Balance Sheets on page 4.







     The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                             3/31/2002         3/31/2001
                                                          ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit (Loss)                                       $     (234,030)  $      (73,014)

  Adjustment to Reconcile Net Loss to
    Net Cash Provided By (Used in)
    Operating Activities:

    Depreciation and Amortization                                  23,470           27,820

    Changes in Operating Assets and Liabilities:
       Accounts Receivable                                        (1,168)            3,764
       Inventory                                                 (34,872)         (28,349)
       Deposits                                                       -0-            3,000
    Accounts Payable and Accrued
       Liabilities                                                 99,859          158,295
       Customer Deposits                                           29,000         (16,100)
    Prepaid Expenses and Organization Expenses
                                                                  (8,005)          (8,369)
                                                           ==============   ==============

Net Cash (Used In) Provided By Operating Activities             (125,746)           67,047
                                                           --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                                         -0-         (33,645)
  Patent Costs                                                    (9,627)            (119)
                                                           --------------   --------------

Net Cash Provided By (Used In) Investing Activities               (9,627)         (33,764)
                                                           ==============   ==============

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments of Notes Payable                                      (15,000)          (5,240)
  Proceeds from Notes Payable                                     153,500              -0-
                                                           --------------   --------------
Net Cash Provided by (Used In)
Financing Activities                                              138,500          (5,240)
                                                           ==============   ==============

Net Increase (Decrease) in Cash                                     3,127           28,043

Cash - Beginning of Period                                          7,968            8,799
                                                           --------------   --------------

Cash - End of Period                                      $        11,095  $        36,842
                                                           ==============   ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES,INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SMLX Technologies, Inc. (the "Company") and its wholly-owned subsidiaries, SMLX Technologies of Florida, Inc., Analyte Diagnostics, Inc. and IRT Management Corp., ARETHREE, Inc., have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed on April 15, 2002.

NOTE 2 - BASIS OF PRESENTATION AND CONTINUED EXISTENCE

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has experienced significant losses and has been dependent upon loans from stockholders and other third parties, as well as sale of stock, in order to fund operations to date.

In April 2001, and on September 24, 2001, SMLX terminated its license agreements with Vector Medical Technologies, Inc. pursuant to which SMLX had licensed to Vector certain of SMLX proprietary technology for our cosmeceutical products, and transdermal drug delivery, respectively.

The Company, through its subsidiary ARETHREE, entered into an exclusive distribution agreement with an unrelated company, effective January 1, 2002, granting exclusive rights to sell certain intradermal cosmetics in Japan, Korea, Taiwan, Hong Kong, China, Philippines, Malaysia, Thailand, Indonesia, Singapore, Australia and New Zealand. This agreement encompasses a period of seven years commencing on January 1, 2002, subject to annual renewal thereafter, and includes a minimum annual amount of products to be purchased by this unrelated company stated in U.S. dollars. Purchase orders are to placed sufficiently in advance for ARETHREE to meet the required delivery date.

The Company, through its subsidiary AREHTREE, entered into a secured revolving demand note with a related party, Robertson & Partners, LLC, during January 2002, collateralized by all of the assets of ARETHREE. The total available principal under this note is up to $1 million and accrues interest at 10% per annum. Interest is payable monthly and the principal balance is payable on demand. Cumulative borrowings through March 31, 2002 related to this note total $153,500.

ARETHREE is in the process of obtaining formal approval to borrow up to $1 million.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory, which consists of finished goods and raw materials, totals $125,977 as of March 31, 2002. Inventory reflects a valuation allowance of $146,580.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 2002:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      69,340
       Lab Equipment                                      415,476
                                                        ---------
       Total Equipment                                    673,622
           Less:  Accumulated  depreciation               414,615
                                                        ---------
       Total Property, Plant and Equipment              $ 259,007


NOTE 5 - NOTES PAYABLE

Interest Expense for the period ended
March 31, 2002, amounted to:                            $   9,105

NOTE 6 - REPORTABLE SEGMENTS

The company's operations are classified into two principal reportable segments, SMLX Technologies and ARETHREE, Inc. SMLX's principal product and revenue is from the airbrator technology. ARETHREE owns the cosmeceutical and transdermal technologies. The following table presents summarized information by segment at March 31, 2002 and for the three months then ended.

                                        SMLX TECHNOLOGIES       AREHTREE, INC.             TOTAL
External Revenue                               3,058                71,000                  74,058
Gross Profit                                (20,523)                41,574                  21,051
Depreciation Expense                          23,095                   -0-                  23,095
Net Income(Loss)from
  continuing operations                    (239,294)                 5,264               (234,030)
Interest Expense                               7,720                 1,385                   9,105

Fixed Assets net of Depreciation             259,007                   -0-                 259,007
Inventory net of Valuation Allowance          41,666                84,311                 125,977

The operating results of ARETHREE are regularly reviewed by the Company's chief operating decision maker to make decisions about ARETHREE's performance and the use of resources. 100% of ARETHREE'S revenue was derived from a single customer this quarter.


NOTE 7 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of March 31, 2002, the Company has generated net tax operating loss carry forwards of approximately ($2,990,000) which are available to offset future taxable income, if any. These loss carry-forwards expire beginning in 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at March 31, 2002:

      Deferred Tax Assets:
         Net Operating Loss Carry forward       1,016,600

      Valuation Allowance                      (1,016,600)
                                               ----------
                                                    - 0 -



NOTE 8 - LEGAL PROCEEDINGS

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

C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding). The case was settled for $82,500 to be paid in monthly installments of $6,875 per month. Through December 31, 2001, the Company has paid $20,625 under this settlement. Pursuant to settlement, all restitution amounts paid by the Company to the government and received by C&O in connection with United States v. SMLX Technologies, Inc., detailed below, will be credited to SMLX and will reduce the corresponding amount owed to C&O in respect of this proceeding.

United States v. SMLX Technologies, Inc., Case No. 00-6328-Cr-Ferguson (Southern District Court of Florida). During 2000, the government of the United States of America filed a complaint concerning a former product of the Company, The Simplex Rapid HIV Test Kit, and whether the Kits were manufactured in accordance with good manufacturing practices and received FDA approval and clearances. The Company, in cooperation with the government, agreed to enter a guilty plea to an FDA violation in the sale of the Kits. The Company was sentenced on April 30, 2001 to a fine of $150,000 and restitution of $197,500 and a probationary period of 5 years. The settlement requires monthly payments of $10,000 to the U.S. Clerk of Court related to these amounts. The most recent payment to the U.S. Clerk of Court was paid on September 25, 2001. The judgment states that the probation officer may on the basis of the corporation's financial status, and with the Court approval, adjust the schedule of payments to reduce or accelerate payments of restitution and fines. Formal approval has been received to temporarily suspend the monthly payments currently due under the agreement on a month-to-month basis as determined by the Court. Additionally, the Company is required to obtain permission from the probation officer to incur additional debt. During 2002, the Company borrowed funds from a related party. Formal approval from the probation officer is pending.

The amounts paid to C&O pursuant to the settlement reached in the case C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding) as discussed above, will offset restitution due to C&O.

Joseph P. D'Angelo, Americare Transtech, Inc., American Biologicals, Inc. v. Henry B. Schur, Nicholas G. Levandoski, SMLX Technologies. Case No. 99-010263 (Circuit Court, Broward County). On September 10, 2001, after a trial of the case, a final judgment was entered in favor of the Company, holding that the Company owed nothing to the plaintiffs. Plaintiffs have appealed the judgment and that appeal is currently pending.

John Faro v. Simplex Medical Systems, Inc., Nicholas Levandoski, Henry B. Schur, John Trafton, Debra Ross. Case No. 98-19091 CA (04) (Circuit Court, Miami-Dade County). A third amended complaint was filed, and an answer and affirmative defense to the complaint was filed in response. Complaint alleges breach of share transfer agreement for failure to timely transfer shares of Simplex, securities fraud, breach of consulting agreement, civil theft (only against Schur, Trafton, and Ross) and tortuous interference (only against Schur, Trafton, and Ross).

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

SMLX Technologies, Inc. v. H.E. Khundkar Khalid Ahmed Hossain, and Helvestar S.A. Case No.00-01429 (09) (Circuit Court, Broward County). Suit by the Company against the defendants for fraud, misrepresentation, and breach of fiduciary duty based on defendant Hossain's representations as authorized agent of Helvestar. The suit alleges that the defendants induced SMLX, through misrepresentations, to enter into various agreements that constituted a joint venture. The agreement outlined the formation and capitalization of BioStar, S.A. for the purposes of commercializing, manufacturing, developing, marketing and selling the Company's present and future technologies and products. BioStar was to be funded by HelveStar who was to own sixty percent, with the Company owning forty percent. Upon the execution of this agreement, the Company granted HelveStar a stock option for 900,000 shares of the Company's stock at an exercise price of $1.58 per share. Within 24 months of the execution of this agreement, HelveStar had the right to purchase a total of 2,250,000 shares of the Company's stock. The purchase price of the shares on the date of purchase was to have been equal to 50% of the closing price of the Company's stock on the latest price trading date on which at least 5,000 shares were traded. This right to purchase these 2,250,000 shares, in accordance with this agreement expired during May 2001. The Company seeks damages and confirmation that the joint venture is null and void. The defendant company has counter-claimed alleging breach of fiduciary duty. The case is pending.


Levey, Airan, Brownstein, Shevin, Friedman, Roen & Kelso, LLP V. SMLX Technologies, Inc. Case No. 00-23254 CA 09 (Circuit Court, Miami Dade County). Suit by the plaintiff law firm for alleged unpaid legal fees of $221,249. The Company denies the claim and has filed a counterclaim against the law firm. The case is pending

Vector Medical Technologies, Inc. V. SMLX Technologies Inc., et al., Case No. CA 02-01381 AJ. The case was recently filed against the Company and the Company has answered the complaint. In its complaint, Vector seeks specific performance, and its claims include a claim for damages in excess of $3.6 million. Vector alleges that the Company breached an exclusive license and purchase agreement. The Company denies the allegations. The Company intends to vigorously defend the suit and to assert claims for damages against Vector.



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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

     During the three months ended March 31, 2002, the Company had $74,058 in revenue compared to $375,488 in revenue during the corresponding period in 2001. The decrease in revenue resulted from the failure of Vector Medical to make payments on the cosmeceutical license from April 2001 forward and the transdermal license from September 2001 forward. The grace period expired on September 24, 2001. This gave us a decrease in revenue of $301,430 for the three months ending March 31, 2002.

Operating expenses for the three months ended March 31, 2002, were approximately $145,177 less then the corresponding prior year period.



LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had working capital of approximately $(1,059,489) compared to approximately $(335,844) at March 31, 2001. The decrease is primarily due to lower net income for the three months.

     As of March 31, 2002, the Company had no material commitments for capital expenditures.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings:

     Refer to Part I: Financial Information, Item 1:Financial Statements, Note 8: Legal Proceedings, pages 9 - 11.


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

                                      SMLX TECHNOLOGIES, INC.


Date:  May 13, 2002                      /s/ Kenneth H. Robertson
                                         _______________________________
                                         Kenneth H. Robertson, President


Date:  May 13, 2002                      /s/ Joel Marcus
                                         _______________________________
                                         Joel Marcus, Chief Financial
                                             Officer