Form 10QSB
period 2002-06-30
SMLX TECHNOLOGIES INC
filed 2002-08-14
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002


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



                 855 SOUTH FEDERAL HIGHWAY, BOCA RATON, FL 33432
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

                             Yes [ X ]   No [   ]


There were 13,683,109 shares of the Registrant's Common Stock outstanding as of June 30, 2002.

INDEX

                                                                        Page No.
Part I: Financial Information

      Item 1. Financial Statements:

            Unaudited Consolidated Balance Sheets - as of
            June 30, 2002 and June 30, 2001 ...........................   3-4

            Unaudited Consolidated Statements of Operations, Three
            Months Ended June 30, 2002 and June 30, 2001  .............     5

            Unaudited Consolidated Statement of Cash Flows, Three
            Months Ended June 30, 2002 and June 30, 2001...............     6

            Notes to Consolidated Financial Statements.................  7-10

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations ........... 10-12

Part II: Other Information

         Item 1.  Legal Proceedings....................................    13

         Item 2.  Change in Securities.................................    13

         Item 3.  Defaults Upon Senior Securities......................    13

         Item 4.  Submission of Matters to a Vote
                  of Security Holders..................................    13

         Item 5.  Other Information....................................    13

         Item 6.  Exhibits and Reports on Form 8-K.....................    13

Signatures ............................................................    14

                          PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            6/30/2002        6/30/2001
                                                          -------------    -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                    $      6,231     $     32,082
  Accounts Receivable (Net of allowance for
      uncollectible accounts of $-0- AND $-0-
      for 03/31/02 and 03/31/01, respectively)                   7,896            8,528
  Inventory                                                    275,291          199,991
  Inventory Valuation Allowance                               (146,580)               -
  Prepaid Expenses                                              21,213           26,502
                                                          -------------    -------------

Total Current Assets                                           164,051          267,103
                                                          -------------    -------------

Property, Plant and Equipment, at cost (Net of
      accumulated depreciation and amortization of
      $437,710 and $353,339 on 6/30/02 and
      6/30/01, respectively)                                   235,912          317,283

OTHER ASSETS

    Deposits                                                    16,738            8,528
    Other Intangible Assets, net                                   -0-            1,890
    Patents and Trademarks (Net of accumulated
      amortization of $6,328 and $4,470 on 6/30/02
      on 6/30/01, respectively)                                154,896          129,949
    Investment in Common Stock                                     -0-          100,000
    Other Assets                                                     -                -
                                                          -------------    -------------

Total Assets                                              $    571,597     $    824,753
                                                          =============    =============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            6/30/2002        6/30/2001
                                                          -------------    -------------
LIABILITIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                $    795,783     $    628,227
  Current Portion of Notes Payable                             481,500            5,165
  Customer Deposits                                                -0-              -0-
                                                          -------------    -------------
Total Current Liabilities                                    1,277,283          633,392
                                                          -------------    -------------

LONG-TERM DEBT
  Notes Payable, Net of Current Portion                        406,156          506,781
                                                          -------------    -------------

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001,
      Authorized 100,000,000 Shares, Issued
      and Outstanding 13,683,109 Shares on
      6/30/02 and 12,004,648 on 6/30/01)                         1,322            1,200
  Preferred Stock (Par Value $.0001,
      Authorized 10,000,000 Shares, No
      Shares Issued and Outstanding)                                 -               -
  Additional Paid-In Capital                                 2,463,209        2,450,470
  Deficit Accumulated                                       (3,576,373)      (2,767,090)
                                                          -------------    -------------
Total Stockholders' Equity                                  (1,111,842)        (315,420)
                                                          -------------    -------------

Total Liabilities and Stockholders' Equity                $    571,597     $    824,753
                                                          =============    =============





The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                SIX MONTHS ENDED             THREE MONTHS ENDED
                                            6/30/2002      6/30/2001      6/30/2002      6/30/2001

OPERATING REVENUE
  VECTOR TRANSDERMAL TECHNOLOGY           $        -0-   $    450,000   $        -0-   $    225,000
  VECTOR COSMECEUTICAL TECHNOLOGY                  -0-         75,000            -0-            -0-
  R3 SALES                                     205,900              -        134,900              -
  AIRRBRATOR SALES                               7,959         41,088          4,901          8,600
  OTHER                                                        43,084                            84
                                          -------------  -------------  -------------  -------------
      TOTAL OPERATING REVENUES                 213,859        609,172        139,801        233,684

COST OF GOODS SOLD                             125,835        100,921         72,828         28,315
                                          -------------  -------------  -------------  -------------

GROSS PROFIT                                    88,024        508,251         66,973        205,369
                                          =============  =============  =============  =============

OPERATING EXPENSES
  LEGAL FEES                                   100,015        260,444         46,460        108,988
  SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      244,106        310,506         75,154        115,822
                                          -------------  -------------  -------------  -------------
TOTAL OPERATING EXPENSES                       344,121        570,950        121,614        224,810
                                          -------------  -------------  -------------  -------------

OPERATING PROFIT (LOSS)                       (256,097)       (62,699)       (54,641)       (19,441)
                                          -------------  -------------  -------------  -------------

OTHER INCOME                                         -          6,100              -          6,100
DEPRECIATION/AMORTIZATION                       46,940         57,610         23,470         29,607
INTEREST EXPENSE                                22,480         15,355         13,375          7,720
                                          -------------  -------------  -------------  -------------

NET PROFIT (LOSS)                         $   (325,517)  $   (129,564)  $    (91,486)  $    (50,668)
                                          =============  =============  =============  =============

NET (LOSS) PER SHARE                            (0.024)        (0.011)        (0.007)        (0.004)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        13,683,109     12,004,648     13,683,109     12,004,648






The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                            6/30/2002        6/30/2001
                                                          -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit (Loss)                                       $   (325,517)    $   (129,565)

  Adjustment to Reconcile Net Loss to
    Net Cash Provided By (Used in)
    Operating Activities:

    Depreciation and Amortization                               46,940           57,610

    Changes in Operating Assets and
      Liabilities:
       Accounts Receivable                                      (7,552)          (2,364)
       Inventory                                               (37,606)         (49,899)
       Deposits                                                (10,127)           2,334
    Accounts Payable and Accrued Liabilities                   171,367          235,711
       Customer Deposits                                      (100,000)         (16,100)
    Prepaid Expenses and Organization
      Expenses
                                                                (6,717)         (10,198)
                                                          =============    =============

Net Cash (Used In) Provided By Operating
  Activities                                                  (269,212)          87,529
                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                                      -0-          (33,645)
  Patent Costs                                                 (10,396)            (120)
                                                          -------------    -------------

Net Cash Provided By (Used In) Investing
  Activities
                                                               (10,396)         (33,765)
                                                          =============    =============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of Notes Payable                                    (23,629)         (30,481)
  Proceeds from Notes Payable                                  301,500              -0-
                                                          -------------    -------------
Net Cash Provided by (Used In)
Financing Activities                                           277,871          (30,481)
                                                          =============    =============

Net Increase (Decrease) in Cash                                 (1,737)          23,283

Cash - Beginning of Period                                       7,968            8,799
                                                          -------------    -------------

Cash - End of Period                                      $      6,231     $     32,082
                                                          =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SMLX Technologies, Inc. (the "Company") and its wholly-owned subsidiary, ARETHREE, Inc., have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB filed on April 15, 2002.

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

The Company, through its subsidiary ARETHREE, entered into a secured revolving demand note with a related party, Robertson & Partners, LLC, during January 2002, collateralized by all of the assets of ARETHREE. The total available principal under this note is up to $1 million and accrues interest at 10% per annum. Interest is payable monthly and the principal balance is payable on demand. Cumulative borrowings through June 30, 2002 related to this note total $301,500.

ARETHREE is in the process of offering a $1,000,000 Private Placement Debt Offering at 12% interest, with Warrants attached, to purchase up to 5,000,000 shares of the Company's common stock for a period of three years. The proceeds of this Offering will be used for ARETHREE working capital, to pay off a fine and restitution to the U.S. Government and repay Robertson & Partners LLC demand notes. Robertson & Partners LLC plans on purchasing at least $100,000 worth of this Debt and Warrant Offering.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory, which consists of finished goods and raw materials, totals $128,711 as of June 30, 2002. Inventory reflects a valuation allowance of $146,580.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at June 30, 2002:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      69,340
       Lab Equipment                                      415,476
                                                        ---------
       Total Equipment                                    673,622
           Less:  Accumulated  depreciation               437,710
                                                        ---------
       Total Property, Plant and Equipment              $ 235,912


NOTE 5 - NOTES PAYABLE

Interest Expense for the period ended
June 30, 2002, amounted to:                             $  22,480

NOTE 6 - REPORTABLE SEGMENTS

The company's operations are classified into two principal reportable segments, SMLX Technologies and ARETHREE, Inc. SMLX's principal product and revenue is from the airbrator technology. ARETHREE owns the cosmeceutical and transdermal technologies. The following table presents summarized information by segment at June 30, 2002 and for the six months then ended.

                                    SMLX TECHNOLOGIES    ARETHREE, INC.       TOTAL

External Revenue                            7,960            205,900         213,860
Gross Profit                              (39,382)           127,406          88,024
Depreciation Expense                       46,940                -0-          46,940
Net Income (Loss) from continuing
operations                               (400,053)            74,536        (325,517)
Interest Expense                           15,556              6,924          22,480
Fixed Assets net of Depreciation          235,912                -0-         235,912
Inventory net of Valuation Allowance       40,427             88,284         128,711

The operating results of ARETHREE are regularly reviewed by the Company's chief operating officers to make decisions about ARETHREE's performance and the use of resources. 100% of ARETHREE'S revenue was derived from a single customer.


NOTE 7 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of June 30, 2002, the Company has generated net tax operating loss carry forwards of approximately ($3,082,000) which are available to offset future taxable income, if any. These loss carry-forwards expire beginning in 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at June 30, 2002:

      Deferred Tax Assets:
         Net Operating Loss Carry forward       1,047,900

      Valuation Allowance                      (1,047,900)
                                               ----------
                                                  - 0 -



NOTE 8 - LEGAL PROCEEDINGS



C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding). The case was settled for $82,500 to be paid in monthly installments of $6,875 per month. Through December 31, 2001, the Company paid $20,625 under the settlement. The Company ceased making payments and under the settlement a judgment in the amount of $138,743.68 plus interest was entered against SMLX in favor of C&O. The $20,625 already paid to C&O and all restitution amounts paid by the Company to the government and received by C&O in connection with United States v. SMLX Technologies, Inc., detailed below, will be credited to SMLX and will reduce the corresponding amount owed to C&O in respect of this proceeding.

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

The amounts paid to C&O in connection with the case C&O Trading Corp. v. Analyte Diagnostics, Inc., SMLX Technologies of Florida, Inc. f/k/a Simplex Medical Systems, Inc., Giant Export Management Corp. (arbitration proceeding) as discussed above, will offset restitution due to C&O.

Joseph P. D'Angelo, Americare Transtech, Inc., American Biologicals, Inc. v. Henry B. Schur, Nicholas G. Levandoski, SMLX Technologies. Case No. 99-010263 (Circuit Court, Broward County). On September 10, 2001, after a trial of the case, a final judgment was entered in favor of the Company, holding that the Company owed nothing to the plaintiffs. Plaintiffs appealed the judgment, but their appeal was dismissed by the appellate court on April 30, 2002.

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

SMLX Technologies, Inc. v. H.E. Khundkar Khalid Ahmed Hossain, and Helvestar S.A. Case No.00-01429 (09) (Circuit Court, Broward County). Suit by the Company against the defendants for fraud, misrepresentation, and breach of fiduciary duty based on defendant Hossain's representations as authorized agent of Helvestar. The suit alleges that the defendants induced SMLX, through misrepresentations, to enter into various agreements that constituted a joint venture. The agreement outlined the formation and capitalization of BioStar, S.A. for the purposes of commercializing, manufacturing, developing, marketing and selling the Company's present and future technologies and products. BioStar was to be funded by HelveStar who was to own sixty percent, with the Company owning forty percent. Upon the execution of this agreement, the Company granted HelveStar a stock option for 900,000 shares of the Company's stock at an exercise price of $1.58 per share. Within 24 months of the execution of this agreement, HelveStar had the right to purchase a total of 2,250,000 shares of the Company's stock. The purchase price of the shares on the date of purchase was to have been equal to 50% of the closing price of the Company's stock on the latest price trading date on which at least 5,000 shares were traded. This right to purchase these 2,250,000 shares, in accordance with this agreement expired during May 2001. The Company seeks damages and confirmation that the joint venture is null and void. The defendant company has counter-claimed alleging breach of fiduciary duty. On July 11, 2002, the trial court entered an order striking the defendants' pleadings and the counterclaim filed by Helvestar against SMLX for the defendants' numerous failures to respond to discovery requests. A default final judgment was entered in favor of SMLX small claims.

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

Reuben Hertz V. SMLX (arbitration proceeding) (served July 31, 2002). In his demand for arbitration, Hertz claims SMLX breached an agreement signed in 1995 by improperly using trade secrets belonging to him. SMLX intends to vigorously defend the case and, believes that Hertz claims are time-barred.


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

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001

     During the six months ended June 30, 2002, the Company had $213,859 in revenue compared to $609,172 in revenue during the corresponding period in 2001. The decrease in revenue resulted from the failure of Vector Medical to make payments on the cosmeceutical license from April 2001 forward and the transdermal license from September 2001 forward. The grace period expired on September 24, 2001. This gave us a decrease in revenue of $395,313 for the six months ending June 30, 2002.

Operating expenses for the six months ended June 30, 2002, were approximately $226,829 less then the corresponding prior year period.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001

     During the three months ended June 30, 2002, the Company had $139,801 in revenue compared to $233,684 in revenue during the corresponding period in 2001. The decrease in revenue resulted from the failure of Vector Medical to make payments on the cosmeceutical license from April 2001 forward and the transdermal license from September 2001 forward. The grace period expired on September 24, 2001. This gave us a decrease in revenue of $93,883 for the three months ending June 30, 2002.

Operating expenses for the three months ended June 30, 2002, were approximately $103,196 less then the corresponding prior year period.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had working capital of approximately $(1,113,232) compared to approximately $(366,289) at June 30, 2001. The decrease is primarily due to lower net income for the six months.

     As of June 30, 2002, the Company had no material commitments for capital expenditures.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings:

     Refer to Part I: Financial Information, Item 1:Financial Statements, Note 8: Legal Proceedings, pages 9 - 11.


Item 2.  Changes in Securities:

     Pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company made the following non-public issuances of common stock:

     (a) On June 14, 2002, the Company issued 459,615 shares of common stock to the Company's President and Chairman, Mr. Kenneth H. Robertson, in lieu of accrued but unpaid salary otherwise due to him from the Company for the year 2001. The price per share of such common stock was $0.10.

     (b) On June 28, 2002, the Company issued an additional 470,000 shares of common stock to Mr. Robertson in lieu of accrued but unpaid salary otherwise due to him from the Company for the first six months of 2002. The price per share of such common stock was $0.05.

     (c) On June 14, 2002, the Company issued 378,846 shares of common stock to the Company's Vice President and General Counsel, Mr. Gerald M. Wochna, in lieu of accrued but unpaid salary otherwise due to him from the Company for the year 2001. The price per share of such common stock was $0.10.

     (d) On June 28, 2002, the Company issued an additional 370,000 shares of common stock to Mr. Wochna in lieu of accrued but unpaid salary otherwise due to him from the Company for the first six months of 2002. The price per share of such common stock was $0.05.


Item 3.  Defaults Upon Senior Securities:

         None.

Item 4.  Submission of Matters to a Vote of Security Holders:

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

     (a) Reports on Form 8-K

     On June 28, 2002, the Company filed a Current Report on Form 8-K announcing certain recent developments with respect to its business and updating certain risk factors related thereto.

     (b) Exhibits: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SMLX TECHNOLOGIES, INC.


Date:  August 13, 2002                /s/ Kenneth H. Robertson
                                      ------------------------------------
                                      Kenneth H. Robertson, President


Date:  August 13, 2002                /s/ Joel Marcus
                                      ------------------------------------
                                      Joel Marcus, Chief Financial Officer