Form 10QSB
period 2002-09-30
SMLX TECHNOLOGIES INC
filed 2002-11-13
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002


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

                             Yes [ X ]   No [   ]


There were 13,683,109 shares of the Registrant's Common Stock outstanding as of September 30, 2002.

INDEX

                                                                        Page No.
Part I: Financial Information
         Item 1. Financial Statements:

                  Unaudited Consolidated Balance Sheets - as of
                  September 30, 2002 and September 30, 2001 ............   3-4

                  Unaudited Consolidated Statements of Operations, Nine
                  Months Ended September 30, 2002 and September 30, 2001     5

                  Unaudited Consolidated Statement of Cash Flows, Nine
                  Months Ended September 30, 2002 and September 30, 2001     6

                  Notes to Consolidated Financial Statements ...........  7-11

         Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............. 11-12

         Item 3. Controls and Procedures ............................... 12-13

Part II: Other Information

         Item 1.  Legal Proceedings.....................................    14
         Item 2.  Change in Securities..................................    14

         Item 3.  Defaults Upon Senior Securities.......................    14

         Item 4.  Submission of Matters to a Vote
               of Security Holders......................................    14

         Item 5.  Other Information.....................................    14

         Item 6.  Exhibits and Reports on Form 8-K...................... 14-15

Signatures .............................................................    16

Certifications ......................................................... 17-18

                          PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                               9/30/2002             9/30/2001
                                                          ------------------    -------------------
                                     ASSETS


CURRENT ASSETS
  Cash                                                    $          11,483     $              740
  Accounts Receivable (Net of allowance for
         uncollectible accounts of $-0- AND $-0- for
         09/31/02 and 09/31/01, respectively)
                                                                      2,773                  1,527
  Inventory                                                         308,825                200,143
  Inventory Valuation Allowance                                    (146,580)                     -
  Prepaid Expenses                                                   31,447                 35,007
                                                          ------------------    -------------------

Total Current Assets                                                207,948                237,417
                                                          ------------------    -------------------

Property, Plant and Equipment, at cost (Net of
         accumulated depreciation and amortization of
         $460,805 and $380,710 on 9/30/02 and
         9/30/01, respectively)
                                                                    212,817                289,911

OTHER ASSETS

    Deposits                                                         15,738                  8,528
    Other Intangible Assets, net                                        -0-                    231
    Patents and Trademarks (Net of accumulated
         amortization of $5,113 and $9,139 on 9/30/02
          on 9/30/01, respectively)
                                                                    155,946                129,373
    Investment in Common Stock                                          -0-                100,000
    Other Assets                                                          -                      -
                                                          ------------------    -------------------

Total Assets                                              $         592,449     $          765,460
                                                          ==================    ===================







The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                          9/30/2002             9/30/2001
                                                     -------------------   -------------------
                                  LIABILITIES

    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities            $         923,730     $         639,708
  Current Portion of Notes Payable                              246,875               122,226
  Customer Deposits                                                 -0-                   -0-
                                                      ------------------   -------------------
Total Current Liabilities                                     1,170,605               761,934
                                                      ------------------   -------------------

LONG-TERM DEBT
  Notes Payable, Net of Current Portion                         664,281               445,756
                                                      ------------------   -------------------

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001,
        Authorized 100,000,000 Shares, Issued
        and Outstanding 13,683,109 Shares on
        9/30/02 and 12,004,648 on 9/30/01)                        1,322                 1,154
  Preferred Stock (Par Value $.0001,
        Authorized 10,000,000 Shares, No
        Shares Issued and Outstanding)                     -                     -
  Additional Paid-In Capital                                  2,463,209             2,438,207
  Deficit Accumulated                                        (3,706,968)           (2,881,591)
                                                      ------------------   -------------------
Total Stockholders' Equity                                   (1,242,437)             (442,230)
                                                      ------------------   -------------------

Total Liabilities and Stockholders' Equity          $           592,449  $            765,460
                                                      ==================   ===================











The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                 NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                          9/30/2002             9/30/2001            9/30/2002         9/30/2001


OPERATING REVENUE
  VECTOR TRANSDERMAL TECHNOLOGY                       $           -0-        $        600,000   $          -0-   $       150,000
  VECTOR COSMECEUTICAL TECHNOLOGY                                 -0-                  75,000              -0-               -0-
  R3 SALES                                                    286,779                     -0-           80,879               -0-
  AIRRBRATOR SALES                                             11,350                  58,197            3,391            17,110
  OTHER                                                                                47,984                                -0-
                                                      ----------------       -----------------  ---------------  ----------------
      TOTAL OPERATING REVENUES                                298,129                 781,181           84,270           167,110

COST OF GOODS SOLD                                            146,338                 130,887           11,992            25,066
                                                       ---------------       -----------------  ---------------  ----------------

GROSS PROFIT                                                  151,791                 650,294           72,278           142,044
                                                       ---------------       -----------------  ---------------  ----------------

OPERATING EXPENSES
  LEGAL FEES                                                  182,170                 362,850           82,155           102,460
  SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                    416,227                 439,628          172,422           129,067
                                                       ---------------       -----------------  ---------------  ----------------
TOTAL OPERATING EXPENSES                                      598,397                 802,478          254,577           231,527
                                                       ---------------       -----------------  ---------------  ----------------

OPERATING PROFIT (LOSS)                                      (446,606)               (152,184)        (182,299)          (89,483)
                                                       ---------------       -----------------  ---------------  ----------------

OTHER INCOME                                                  100,000                   6,100          100,000               -0-
DEPRECIATION/AMORTIZATION                                      70,410                  87,216           23,470            29,607
INTEREST EXPENSE                                               39,095                  23,075           16,615             7,720
                                                       ---------------       -----------------  ---------------  ----------------

NET PROFIT (LOSS)                                      $     (456,111)       $       (256,375)  $     (122,384)  $      (126,810)
                                                       ===============       =================  ===============  ================

NET (LOSS) PER SHARE                                           (0.033)                 (0.021)          (0.009)           (0.011)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              13,683,109              12,004,648       13,683,109        12,004,648









The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                               9/30/2002             9/30/2001
                                                           ----------------      ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit (Loss)                                        $     (456,112)       $     (256,375)

  Adjustment to Reconcile Net Loss to
      Net Cash Provided By (Used in)
      Operating Activities:

    Depreciation and Amortization                                  70,410                87,216

    Changes in Operating Assets and
      Liabilities:
       Accounts Receivable                                         (2,429)                4,637
       Inventory                                                  (71,140)              (50,050)
       Deposits                                                    (9,127)                2,334
    Accounts Payable and Accrued
      Liabilities                                                 274,144               378,595
      Customer Deposits                                          (100,000)              (16,100)
    Prepaid Expenses and Organization
       Expenses                                                   (16,951)              (17,089)
                                                           ----------------      ----------------
Net Cash (Used In) Provided By Operating
  Activities                                                     (286,036)              133,168
                                                           ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                                          -0-              (36,662)
  Add'l Paid In Equity                                             25,170                    -0-
  Patent Costs                                                    (11,821)                 (120)
                                                           ----------------      ----------------
Net Cash Provided By (Used In) Investing
  Activities                                                       13,349               (36,782)
                                                           ================      ================

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments of Notes Payable                                       (23,629)             (104,445)
  Proceeds from Notes Payable                                     325,000                    -0-
                                                           ----------------      ----------------
Net Cash Provided by (Used In)
Financing Activities                                              301,371              (104,445)
                                                           ================      ================

Net Increase (Decrease) in Cash                                     3,515                (8,059)

Cash - Beginning of Period                                          7,968                 8,799
                                                           ----------------      ----------------

Cash - End of Period                                       $       11,483        $          740
                                                           ================      ================



The accompanying notes are an integral part of these consolidated financial statements.

                     SMLX TECHNOLOGIES,INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

The Company, through its subsidiary ARETHREE, entered into an exclusive distribution agreement with an unrelated company, effective January 1, 2002, granting exclusive rights to sell certain intradermal cosmetics in Japan, Korea, Taiwan, Hong Kong, China, Philippines, Malaysia, Thailand, Indonesia, Singapore, Australia and New Zealand. This agreement and its amendment encompasses a period of ten years commencing on January 1, 2002, subject to annual renewal thereafter, and includes a minimum annual amount of products to be purchased by this unrelated company stated in U.S. dollars. Purchase orders are to placed sufficiently in advance for ARETHREE to meet the required delivery date.

In addition, the Company, through its subsidiary ARETHREE, in September 2002 entered into an exclusive license agreement with the same unrelated company. This Agreement gives the licensee worldwide rights to our Transdermal Delivery System (excluding ARETHREE's Intradermal cosmetic products). Licensee has paid a $100,000 downpayment with an additional $100,000 due in December 2002 after it has had the chance to examine the technology related to the license. In addition, SMLX will receive a 4% sales royalty on any products marketed until ARETHREE has received $5 million in total royalty payments at which time ownership in the licensed technology will be assigned to the licensee but ARETHREE will continue to receive a reduced royalty.

The Company, through its subsidiary ARETHREE, entered into a secured revolving demand note with a related party, Robertson & Partners, LLC, during January 2002, collateralized by all of the assets of ARETHREE. The total available principal under this note is up to $1 million and accrues interest at 10% per annum. This debt was converted into Company Private Placement Debt (see below) on September 1, 2002, and all interest was paid at conversion.

ARETHREE is in the process of offering a $1,000,000 Private Placement Debt Offering at 12% interest, with Warrants attached, to purchase up to 5,000,000 shares of the Company's common stock for a period of three years. The proceeds of this Offering will be used for ARETHREE working capital and to pay off a fine and restitution to the U.S. Government. Robertson & Partners LLC has purchased $325,000 worth of this Debt and Warrant Offering.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - INVENTORY

Inventory, which consists of finished goods and raw materials, totals $162,245 as of September 30, 2002. Inventory reflects a valuation allowance of $146,580.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 2002:

       Leasehold Improvements                           $ 188,806
       Office Furniture and Equipment                      69,340
       Lab Equipment                                      415,476
                                                        ---------
       Total Equipment                                    673,622
           Less:  Accumulated depreciation                460,805
                                                        ---------
          Total Property, Plant and Equipment           $ 212,817


NOTE 5 - NOTES PAYABLE

Interest Expense for the period ended
September 30, 2002, amounted to:                        $  39,095

NOTE 6 - REPORTABLE SEGMENTS

The company's operations are classified into two principal reportable segments, SMLX Technologies and ARETHREE, Inc. SMLX's principal product and revenue is from the airbrator technology. ARETHREE owns the cosmeceutical and transdermal technologies. The following table presents summarized information by segment at September 30, 2002 and for the nine months then ended.


                                        SMLX TECHNOLOGIES       ARETHREE, INC.        TOTAL

External Revenue                              11,350               286,779            298,129
Gross Profit                                   4,542               147,249            151,791
Depreciation Expense                          69,285                   -0-             69,285
Net Income(Loss)from continuing
operations                                  (608,776)              152,665           (456,111)
Interest Expense                              23,276                15,819             39,095

Fixed Assets net of Depreciation
                                             212,817                   -0-            212,817
Inventory net of Valuation Allowance
                                              39,503               122,742            162,245


The operating results of ARETHREE are regularly reviewed by the Company's chief operating officers to make decisions about ARETHREE's performance and the use of resources. 99% of ARETHREE'S revenue was derived from a single customer.

NOTE 7 - INCOME TAXES

To date the Company has incurred tax operating losses and therefore has generated no income tax liabilities. As of September 30, 2002, the Company has generated net tax operating loss carry forwards of approximately ($3,212,000) which are available to offset future taxable income, if any. These loss carry-forwards expire beginning in 2010. As utilization of such an operating loss for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of 100% valuation allowance.

The components of the net deferred tax asset are as follows at September 30, 2002:

      Deferred Tax Assets:
         Net Operating Loss Carry forward       1,092,000

      Valuation Allowance                      (1,092,000)
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

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

     During the nine months ended September 30, 2002, the Company had $298,129 in revenue compared to $781,181 in revenue during the corresponding period in 2001. The decrease in revenue resulted from the failure of Vector Medical to make payments on the cosmeceutical license from April 2001 forward and the transdermal license from September 2001 forward. The grace period expired on September 24, 2001. This gave us a decrease in revenue of $483,052 for the nine months ending September 30, 2002.

Operating expenses for the nine months ended September 30, 2002, were approximately $204,081 less then the corresponding prior year period.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2001

     During the three months ended September 30, 2002, the Company had $84,270 in revenue compared to $167,110 in revenue during the corresponding period in 2001. The decrease in revenue resulted from the failure of Vector Medical to make payments on the cosmeceutical license from April 2001 forward and the transdermal license from September 2001 forward. The grace period expired on September 24, 2001. This gave us a decrease in revenue of $82,840 for the three months ending September 30, 2002.

Operating expenses for the three months ended September 30, 2002, were approximately $23,050 more then the corresponding prior year period.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had working capital of approximately $(962,657) compared to approximately $(498,500) at September 30, 2001. The decrease is primarily due to lower net income for the nine months.

     As of September 30, 2002, the Company had no material commitments for capital expenditures.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's chief executive officer and chief financial officer have concluded the the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

Item 1.   Legal Proceedings:

          Refer to Part I: Financial Information, Item 1:Financial Statements,
          Note 8: Legal Proceedings, pages 9 - 11.


Item 2.   Changes in Securities:

          Pursuant to Section 4 (2) of the Securities Act of 1933, as amended, the Company made the following non-public issuances of common stock:

          (a) On June 14,2002, the Company issued 459,615 shares of common stock to the Company's President and Chairman, Mr. Kenneth H. Robertson, in lieu of accrued but unpaid salary otherwise due to him from the Company for the year 2001. The price per share of such stock was $0.10.

          (b) On June 28,2002, the Company issued an additional 470,000 shares of common stock to Mr. Robertson in lieu of accrued but unpaid salary otherwise due to him from the Company for the first six months of 2002. The price per share of such common stock was $0.05.

          (c) On June 14,2002, the Company issued 378,846 shares of common stock to the Company's Vice President and General Counsel, Mr. Gerald M. Wochna, in lieu of accrued but unpaid salary otherwise due to him from the Company for the year 2001. The price per share of such common stock was $0.10.

          (d) On June 28,2002, the Company issued an additional 370,000 shares of common stock to Mr. Wochna in lieu of accrued but unpaid salary otherwise due to him from the Company for the first six months of 2002. The price per share of such common stock was $0.05.

Item 3.   Defaults Upon Senior Securities:

          None.

Item 4.   Submission of Matters to a Vote of Security Holders:

          None.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits: None.

          (b)  Reports on Form 8-K:

     On September 23, 2002, the Company filed a Current Report on Form 8-K announcing that its subsidiary ARETHREE had entered into an exclusive license agreement with an unrelated company for certain intradermal and transdermal technology.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SMLX TECHNOLOGIES, INC.


Date:  November 13, 2002                 /s/ Kenneth H. Robertson
                                      ------------------------------------------
                                      Kenneth H. Robertson, President,
                                      Chairman and Chief Executive
                                      Officer


Date:  November 13, 2002                 /s/ Joel Marcus
                                      ------------------------------------------
                                      Joel Marcus, Chief Financial
                                      Officer

                                 CERTIFICATIONS


I, Kenneth H. Robertson, Chief Executive Officer of SMLX Technologies, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-QSB of SMLX Technologies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                           /s/ Kenneth H. Robertson
                                               -----------------------------
                                               Name:  Kenneth H. Robertson
                                               Title: President, Chairman
                                               and Chief Executive Officer

I, Joel Marcus, Chief Financial Officer of SMLX Technologies, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-QSB of SMLX Technologies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                        /s/ Joel Marcus
                                            ------------------------------
                                            Name:  Joel Marcus
                                            Title: Chief Financial Officer