Form 10QSB/A
period 2002-09-30
SMLX TECHNOLOGIES INC
filed 2002-11-25
CIK 1011854

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

INDEX

                                                                        Page No.

Part I: Financial Information
     Item 1. Financial Statements:

         Unaudited Consolidated Balance Sheets - as of
         September 30, 2002 and September 30, 2001 .....................   3-4

         Unaudited Consolidated Statements of Operations, Nine
         Months and Three Months Ended September 30, 2002 and
         September 30, 2001 ............................................     5

         Unaudited Consolidated Statement of Cash Flows, Nine
         Months Ended September 30, 2002 and September 30, 2001 ........     6

         Notes to Consolidated Financial Statements.....................  7-11

     Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .................. 11-12

     Item 3. Controls and Procedures ...................................    12

Part II: Other Information

     Item 1.  Legal Proceedings.........................................    13
     Item 2.  Change in Securities......................................    13

     Item 3.  Defaults Upon Senior Securities...........................    13

     Item 4.  Submission of Matters to a Vote
           of Security Holders..........................................    13

     Item 5.  Other Information.........................................    13

     Item 6.  Exhibits and Reports on Form 8-K.......................... 13-14

Signatures .............................................................    15

Certifications ......................................................... 16-17

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

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                                 NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                          9/30/2002             9/30/2001            9/30/2002         9/30/2001

OPERATING REVENUE
  VECTOR TRANSDERMAL TECHNOLOGY                       $           -0-        $        600,000   $          -0-   $       150,000
  VECTOR COSMECEUTICAL TECHNOLOGY                                 -0-                  75,000              -0-               -0-
  R3 SALES                                                    286,779                     -0-           80,879               -0-
  AIRRBRATOR SALES                                             11,350                  58,197            3,391            17,110
  OTHER                                                                                47,984                                -0-

                                                      ----------------       -----------------  ---------------  ----------------
      TOTAL OPERATING REVENUES                                298,129                 781,181           84,270           167,110

COST OF GOODS SOLD                                            146,338                 130,887           20,203            25,066
                                                       ---------------       -----------------  ---------------  ----------------

GROSS PROFIT                                                  151,791                 650,294           64,067           142,044
                                                       ---------------       -----------------  ---------------  ----------------

OPERATING EXPENSES
  LEGAL FEES                                                  182,170                 362,850           82,155           102,460
  SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                   416,227                 439,628          172,422           129,067

                                                       ---------------       -----------------  ---------------  ----------------
TOTAL OPERATING EXPENSES                                      598,397                 802,478          254,577           231,527
                                                       ---------------       -----------------  ---------------  ----------------

OPERATING PROFIT (LOSS)                                      (446,606)               (152,184)        (190,510)          (89,483)
                                                       ---------------       -----------------  ---------------  ----------------

OTHER INCOME                                                  100,000                   6,100          100,000               -0-
DEPRECIATION/AMORTIZATION                                      70,410                  87,216           23,470            29,607
INTEREST EXPENSE                                               39,095                  23,075           16,615             7,720
                                                       ---------------       -----------------  ---------------  ----------------

NET PROFIT (LOSS)                                      $     (456,111)       $       (256,375)  $     (130,595)  $      (126,810)
                                                       ===============       =================  ===============  ================

NET (LOSS) PER SHARE                                           (0.033)                 (0.021)          (0.010)           (0.011)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              13,683,109              12,004,648       13,683,109        12,004,648





The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                               9/30/2002             9/30/2001
                                                            ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit (Loss)                                         $     (456,112)       $     (256,375)

  Adjustment to Reconcile Net Loss to
       Net Cash Provided By (Used in)
       Operating Activities:

    Depreciation and Amortization                                   70,410                87,216

    Changes in Operating Assets and Liabilities:
       Accounts Receivable                                          (2,429)                4,637
       Inventory                                                   (71,140)              (50,050)
       Deposits                                                     (9,127)                2,334
    Accounts Payable and Accrued Liabilities
                                                                   274,144               378,595
      Customer Deposits                                           (100,000)              (16,100)
    Prepaid Expenses and Organization Expenses
                                                                   (16,951)              (17,089)
                                                            ----------------      ----------------
Net Cash (Used In) Provided By Operating
  Activities
                                                                  (311,205)              133,168
                                                            ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                                           -0-              (36,662)
  Add'l Paid In Equity                                              25,170                   -0-
  Patent Costs                                                     (11,821)                 (120)
                                                            ----------------      ----------------
Net Cash Provided By (Used In) Investing
 Activities                                                         13,349               (36,782)
                                                            ================      ================

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments of Notes Payable                                        (23,629)             (104,445)

  Proceeds from Notes Payable                                      325,000                   -0-
                                                            ----------------      ----------------
Net Cash Provided by (Used In)
Financing Activities                                               301,371              (104,445)
                                                            ================      ================

Net Increase (Decrease) in Cash                                      3,515                (8,059)

Cash - Beginning of Period                                           7,968                 8,799
                                                            ----------------      ----------------

Cash - End of Period                                        $       11,483        $          740
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

The Company, through its subsidiary ARETHREE, entered into a secured revolving demand note with a related party, Robertson & Partners, LLC, during January 2002, collateralized by all of the assets of ARETHREE. The total available principal under this note is up to $1 million and accrues interest at 10% per annum. This debt was converted into Company Private Placement Debt (see below)on September 1, 2002, and all interest was paid at conversion.

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

                                           SMLX TECHNOLOGIES           ARETHREE, INC.            TOTAL

External Revenue                                        11,350                 286,779              298,129
Cost of Goods Sold                                       6,808                 139,530              146,338
                                          ---------------------    --------------------    -----------------
Gross Profit                                             4,542                 147,249              151,791
Operating Expenses                                     519,632                  78,765              598,397
                                          ---------------------    --------------------    -----------------
Operating Profit(Loss)                                (515,090)                 68,484             (446,606)
Other Income                                               -0-                 100,000              100,000
Interest Expense                                        23,276                  15,819               39,095
Depreciation Expense                                    70,410                     -0-               70,410
                                          ---------------------    --------------------    -----------------
Net Income (Loss) from
Continuing Operations                                 (608,776)                152,665             (456,111)
                                          =====================    ====================    =================

Fixed Assets net of Depreciation
                                                       212,817                     -0-              212,817
Inventory net of Valuation Allowance
                                                        39,503                 122,742              162,245


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

United States v. SMLX Technologies, Inc., Case No. 00-6328-Cr-Ferguson (Southern District Court of Florida). During 2000, the government of the United States of America filed a complaint concerning a former product of the Company, The Simplex Rapid HIV Test Kit, and whether the Kits were manufactured in accordance with good manufacturing practices and received FDA approval and clearances. The Company, in cooperation with the government, agreed to enter a guilty plea to an FDA violation in the sale of the Kits. The Company was sentenced on April 30, 2001 to a fine of $150,000 and restitution of $197,500 and a probationary period of 5 years. The settlement requires monthly payments of $10,000 to the U.S. Clerk of Court related to these amounts. The only payment in 2002 to the U.S. Clerk of Court was paid on October 31, 2002. The judgment states that the probation officer may on the basis of the corporation's financial status, and with the Court approval, adjust the schedule of payments to reduce or accelerate payments of restitution and fines. Formal approval has been received to temporarily suspend the monthly payments currently due under the agreement on a month-to-month basis as determined by the Court. Additionally, the Company is required to obtain permission from the probation officer to incur additional debt. During 2002, the Company borrowed funds from a related party. Formal approval from the probation officer has been received.

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

SMLX Technologies, Inc. v. H.E. Khundkar Khalid Ahmed Hossain, and Helvestar S.A. Case No.00-01429 (09) (Circuit Court, Broward County). Suit by the Company against the defendants for fraud, misrepresentation, and breach of fiduciary duty based on defendant Hossain's representations as authorized agent of Helvestar. The suit alleged that the defendants induced SMLX, through misrepresentations, to enter into various agreements that constituted a joint venture. The Company sought damages and confirmation that the joint venture was null and void. The defendant company counter-claimed alleging breach of fiduciary duty. On July 11, 2002, the trial court entered an order striking the defendants' pleadings and the counterclaim filed by Helvestar against SMLX for the defendants' numerous failures to respond to discovery requests. A default final judgment was entered in favor of SMLX on all claims.

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


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had working capital of approximately $(962,657) compared to approximately $(524,517) at September 30, 2001. The decrease is primarily due to lower net income for the nine months.

     As of September 30, 2002, the Company had no material commitments for capital expenditures.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's chief executive officer and chief financial officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                                      SMLX TECHNOLOGIES, INC.


Date:  November 25, 2002                  /s/  Kenneth H. Robertson
                                      ---------------------------------
                                      Kenneth H. Robertson, President


Date:  November 25, 2002                  /s/  Joel Marcus
                                      ---------------------------------
                                      Joel Marcus, Chief Financial
                                      Officer

                                 CERTIFICATIONS

I, Kenneth H. Robertson, Chief Executive Officer of SMLX Technologies, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-QSB of SMLX Technologies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002                              /s/  Kenneth H. Robertson
                                                 -------------------------------
                                                 Name:   Kenneth H. Robertson
                                                 Title:  Chief Executive Officer

                              CERTIFICATIONS

I, Joel Marcus, Chief Financial Officer of SMLX Technologies, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-QSB of SMLX Technologies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002                                  /s/  Joel Marcus
                                                 -------------------------------
                                                 Name:   Joel Marcus
                                                 Title:  Chief Financial Officer