Form 10QSB/A
period 2002-09-30
SMLX TECHNOLOGIES INC
filed 2002-12-11
CIK 1011854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                                 Amendment No. 2


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002


                         Commission file number: 0-28154



                             SMLX TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)



                  Colorado                                 84-1337509
        -------------------------------                -------------------
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

INDEX                                                                   Page No.

Part I: Financial Information
      Item 1. Financial Statements:

          Unaudited Consolidated Balance Sheets - as of
          September 30, 2002 and September 30, 2001.....................   3-4

          Unaudited Consolidated Statements of Operations, Nine
          Months and Three Months Ended September 30, 2002 and
          September 30, 2001............................................     5

          Unaudited Consolidated Statement of Cash Flows, Nine
          Months Ended September 30, 2002 and September 30, 2001........     6

          Notes to Consolidated Financial Statements....................  7-11

         Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............. 11-12

         Item 3. Controls and Procedures ...............................    12

Part II: Other Information

         Item 1.  Legal Proceedings.....................................    13

         Item 2.  Change in Securities..................................    13

         Item 3.  Defaults Upon Senior Securities.......................    13

         Item 4.  Submission of Matters to a Vote
                  of Security Holders...................................    13

         Item 5.  Other Information.....................................    13

         Item 6.  Exhibits and Reports on Form 8-K...................... 13-14

Signatures .............................................................    15

Certifications ......................................................... 16-17

                          PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                9/30/2002        9/30/2001
                                                             --------------   ---------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                       $       11,483   $     740
  Accounts Receivable (Net of allowance for
    uncollectible accounts of $-0-
    AND $-0- for 09/31/02 and 09/31/01, respectively)                 2,773             1,527
  Inventory                                                         308,825           200,143
  Inventory Valuation Allowance                                   (146,580)                 -
  Prepaid Expenses                                                   31,447            35,007
                                                             --------------     -------------

Total Current Assets                                                207,948           237,417
                                                             --------------     -------------

Property, Plant and Equipment, at cost (Net of
  accumulated depreciation and amortization of
  $460,805 and $380,710 on 9/30/02 and
  9/30/01, respectively)                                            212,817           289,911

OTHER ASSETS

  Deposits                                                           15,738             8,528
  Other Intangible Assets, net                                          -0-               231
  Patents and Trademarks (Net of accumulated
    amortization of $5,113 and $9,139 on 9/30/02
    on 9/30/01, respectively)                                       155,946           129,373
  Investment in Common Stock                                            -0-           100,000
  Other Assets                                                            -                 -
                                                             --------------     -------------

Total Assets                                                 $      592,449     $     765,460
                                                             ==============     =============




        The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                9/30/2002        9/30/2001
                                                             --------------     -------------
LIABILITIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                   $      923,730     $     639,708
  Current Portion of Notes Payable                                  571,875           122,226
  Customer Deposits                                                     -0-               -0-
                                                             --------------     -------------
Total Current Liabilities                                         1,495,605           761,934
                                                             --------------     -------------

LONG-TERM DEBT
  Notes Payable, Net of Current Portion                             339,281           445,756
                                                              --------------     -------------

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001,
    Authorized 100,000,000 Shares, Issued
    and Outstanding 13,683,109 Shares on
    9/30/02 and 12,004,648 on 9/30/01)                                1,322             1,154
  Preferred Stock (Par Value $.0001,
    Authorized 10,000,000 Shares, No
    Shares Issued and Outstanding)                                        -                 -
  Additional Paid-In Capital                                      2,463,209         2,438,207
  Deficit Accumulated                                           (3,706,968)       (2,881,591)
                                                             --------------     -------------
Total Stockholders' Equity                                      (1,242,437)         (442,230)
                                                             --------------     -------------

Total Liabilities and Stockholders' Equity                   $      592,449     $     765,460
                                                             ==============     =============


     The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                         NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                   9/30/2002          9/30/2001          9/30/2002          9/30/2001

OPERATING REVENUE
  VECTOR TRANSDERMAL TECHNOLOGY                $           -0-    $       600,000    $           -0-    $       150,000
  VECTOR COSMECEUTICAL TECHNOLOGY                          -0-             75,000                -0-                -0-
  R3 SALES                                             286,779                -0-             80,879                -0-
  AIRRBRATOR SALES                                      11,350             58,197              3,391             17,110
  OTHER                                                                    47,984                                   -0-

                                               ---------------    ---------------    ---------------    ---------------
      TOTAL OPERATING REVENUES                         298,129            781,181             84,270            167,110

COST OF GOODS SOLD                                     146,338            130,887             20,203             25,066
                                               ---------------    ---------------    ---------------    ---------------

GROSS PROFIT                                           151,791            650,294             64,067            142,044
                                               ---------------    ---------------    ---------------    ---------------

OPERATING EXPENSES
  LEGAL FEES                                           182,170            362,850             82,155            102,460
  SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              416,227            439,628            172,422            129,067

                                               ---------------    ---------------    ---------------    ---------------
TOTAL OPERATING EXPENSES                               598,397            802,478            254,577            231,527
                                               ---------------    ---------------    ---------------    ---------------

OPERATING PROFIT (LOSS)                              (446,606)          (152,184)          (190,510)           (89,483)
                                               ---------------    ---------------    ---------------    ---------------

OTHER INCOME                                           100,000              6,100            100,000                -0-
DEPRECIATION/AMORTIZATION                               70,410             87,216             23,470             29,607
INTEREST EXPENSE                                        39,095             23,075             16,615              7,720
                                               ---------------    ---------------    ---------------    ---------------

NET PROFIT (LOSS)                              $     (456,111)    $     (256,375)    $     (130,595)    $     (126,810)
                                               ===============    ===============    ===============    ===============

NET (LOSS) PER SHARE                                   (0.033)            (0.021)            (0.010)            (0.011)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                13,683,109         12,004,648         13,683,109         12,004,648



     The accompanying notes are an integral part of these consolidated financial statements.

                    SMLX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                        NINE MONTHS ENDED
                                                                 9/30/2002             9/30/2001
                                                              ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit (Loss)                                           $     (456,112)       $     (256,375)

  Adjustment to Reconcile Net Loss to
    Net Cash Provided By (Used in)
    Operating Activities:

    Depreciation and Amortization                                      70,410                87,216

    Changes in Operating Assets and Liabilities:
       Accounts Receivable                                            (2,429)                 4,637
       Inventory                                                     (71,140)              (50,050)
       Deposits                                                       (9,127)                 2,334
    Accounts Payable and Accrued Liabilities                          274,144               378,595
      Customer Deposits                                             (100,000)              (16,100)
    Prepaid Expenses and Organization Expenses                       (16,951)              (17,089)
                                                              ---------------       ---------------
Net Cash (Used In) Provided By Operating Activities                 (311,205)               133,168
                                                              ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets                                             -0-              (36,662)
  Add'l Paid In Equity                                                 25,170                   -0-
  Patent Costs                                                       (11,821)                 (120)
                                                              ---------------       ---------------
Net Cash Provided By (Used In) Investing Activities                    13,349              (36,782)
                                                              ===============       ===============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of Notes Payable                                          (23,629)             (104,445)
  Proceeds from Notes Payable                                         325,000                  -0-
                                                              ---------------       ---------------
Net Cash Provided by (Used In)
Financing Activities                                                  301,371             (104,445)
                                                              ===============       ===============

Net Increase (Decrease) in Cash                                         3,515               (8,059)

Cash - Beginning of Period                                              7,968                 8,799
                                                              ---------------       ---------------

Cash - End of Period                                          $        11,483       $           740
                                                              ===============       ===============


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

ARETHREE is in the process of offering a $1,000,000 Private Placement Debt Offering at 12% interest, with Warrants attached, to purchase up to 5,000,000 shares of the Company's common stock for a period of three years. The proceeds of this Offering will be used for ARETHREE working capital and to pay off a fine and restitution to the U.S. Government. Robertson & Partners LLC will purchase $325,000 worth of this Debt and Warrant Offering providing at least $200,000 of the above mentioned debt offering is sold to outside investors prior to December 31, 2002.

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

                                        SMLX TECHNOLOGIES    ARETHREE, INC.        TOTAL

External Revenue                                  11,350           286,779          298,129
Cost of Goods Sold                                 6,808           139,530          146,338
                                          ---------------    --------------    -------------
Gross Profit                                       4,542           147,249          151,791
Operating Expenses                               519,632            78,765          598,397
                                          ---------------    --------------    -------------
Operating Profit(Loss)                         (515,090)            68,484        (446,606)
Other Income                                         -0-           100,000          100,000
Interest Expense                                  23,276            15,819           39,095
Depreciation Expense                              70,410               -0-           70,410
                                          ---------------    --------------    -------------
Net Income (Loss) from Continuing
Operations                                     (608,776)           152,665        (456,111)
                                          ===============    ==============    =============

Fixed Assets net of Depreciation
                                                 212,817               -0-          212,817
Inventory net of Valuation Allowance
                                                  39,503           122,742          162,245

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

The components of the net deferred tax asset are as follows at September 30, 2002:

      Deferred Tax Assets:
         Net Operating Loss Carry forward       1,092,000

      Valuation Allowance                      (1,092,000)
                                               -----------
                                                    - 0 -



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

                             SMLX TECHNOLOGIES, INC.


Date:  December 11, 2002                    /s/  Kenneth H. Robertson
                                            -------------------------------
                                            Kenneth H. Robertson, President


Date:  December 11, 2002                    /s/  Joel Marcus
                                            -------------------------------
                                            Joel Marcus, Chief Financial
                                              Officer

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

Date: December 11, 2002                       /s/  Kenneth H. Robertson
                                              ----------------------------------
                                              Name:   Kenneth H. Robertson
                                              Title:  Chief Executive Officer

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

Date: December 11, 2002                          /s/  Joel Marcus
                                                 -------------------------------
                                                 Name:   Joel Marcus
                                                 Title:  Chief Financial Officer